Form 10QSB
period 2000-03-31
E AUCTION GLOBAL TRADING INC
filed 2000-10-11
CIK 1102233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORTS OF SMALL BUSINESS ISSUERS

     [X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

     [ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

                             Commission file number

                          e-Auction Global Trading Inc.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
                          (State or other jurisdiction)


                                     Pending
                                     -------
       (IRS Employer of incorporation or organization Identification No.)

     220 King Street, West Suite 200 Toronto, Ontario, M5M 1K4 Canada.
     -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                  416-644-4725
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer

         (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

         (2) has been subject to such filing  requirements for the past 90 days.
         Yes...X...No........

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes......No....X....

Applicable only to corporate issuers

As of October 11, 2000 there were 65,745,915 shares of the Registrant's common stock outstanding.

Transitional  Small Business  Disclosure Format (check one);

Yes......No....X....

                          E-AUCTION GLOBAL TRADING INC.
                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                        Page
                                                                                                      ----
Item 1.  Financial Statements                                                                            2

     Consolidated Balance Sheets at March 31, 2000 and March 31, 1999                                    3

     Consolidated  Statements  of  Operations  and Deficit for the three months ended March 31,          5
     2000 and 1999

     Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999            6

     Notes to Consolidated Financial Statements                                                          7

Item 2.  Managements' Discussion and Analysis of Financial Condition and Results of Operations          21

Part II. Other Information                                                                              23

Item 1.  Legal Proceedings                                                                              23

Item 2.  Changes in Securities and Use of Proceeds                                                      23

Item 4.  Submission of Matters to a Vote of Security Holders                                            25

Item 6.  Exhibits and Reports on Form 8-K                                                               25

SIGNATURES                                                                                              25

ITEM 1.  Financial Statements

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   CONSOLIDATED BALANCE SHEET - MARCH 31, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

-------------------------------------------------------------------------------------------------------------------
                                                                                          2000                1999
                                                                                            $                   $
                                                                                                          (NOTE 17)
-------------------------------------------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS
      Cash and short-term deposits                                                       3,557,616                  1
      Accounts receivable                                                                  973,982                  -
      Due from Ventures North Investment Partners (NOTE 7)                                   2,594                  -
      Inventory                                                                            181,385                  -
      Work in progress                                                                     298,365                  -
      Prepaid expenses                                                                      58,174                  -
                                                                                         ---------        -----------
                                                                                         5,072,116                  1

CAPITAL ASSETS (NOTE 4)                                                                    695,743             34,247

OTHER ASSETS                                                                                27,198                  -

GOODWILL (NOTE 5)                                                                        6,904,159                  -
----------------------------------------------------------------------------------------------------------------------

                                                                                        12,699,216             34,248

======================================================================================================================


                             SEE ACCOMPANYING NOTES

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   CONSOLIDATED BALANCE SHEET - MARCH 31, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

----------------------------------------------------------------------------------------------------------------------
                                                                                        2000                1999
                                                                                         $                   $
                                                                                                         (NOTE 17)
----------------------------------------------------------------------------------------------------------------------

                                   LIABILITIES

CURRENT LIABILITIES
      Accounts payable and accruals                                                   1,676,203             84,247
      Short term loan                                                                    54,651                  -
      Due to Ventures North Investment Partners (NOTE 7)                                      -             82,477
      Deferred revenue (NOTE 6)                                                         471,522                  -
      Current portion of long-term debt (NOTE 8)                                         49,561                  -
      Current portion of obligations under capital lease (NOTE 9)                        13,369                  -
                                                                                     ----------         ----------
                                                                                      2,265,306            166,724

LONG-TERM DEBT (NOTE 8)                                                                 175,140                  -

OBLIGATIONS UNDER CAPITAL LEASE (NOTE 9)                                                 27,723                  -
                                                                                     ----------         ----------
                                                                                      2,468,169            166,724
                                                                                     ----------         ----------

REDEEMABLE COMMON STOCK (NOTES 5 AND 10)                                              3,636,364                  -
                                                                                     ----------         ----------

NON-CONTROLLING INTEREST (NOTE 12)                                                      877,449                  -
                                                                                     ----------         ----------


                              SHAREHOLDERS' EQUITY

SHARE CAPITAL (NOTE 10)                                                                  60,573                  1

CONTRIBUTED SURPLUS (NOTE 10)                                                         9,071,943                  -

DEFICIT                                                                              (3,415,282)          (132,477)
                                                                                     ----------         ----------
                                                                                      5,717,234           (132,476)

----------------------------------------------------------------------------------------------------------------------
                                                                                     12,699,216             34,248

======================================================================================================================

CONTINGENCIES (NOTE 15)

                             SEE ACCOMPANYING NOTES

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

--------------------------------------------------------------------------------------------------------------------
                                                                                    JAN. 1 TO         JAN. 1 TO
                                                                                    MAR. 31,          MAR. 31,
                                                                                      2000              1999
                                                                                       $                  $
                                                                                                      (NOTE 17)
--------------------------------------------------------------------------------------------------------------------
REVENUE                                                                                   1,028,836                 -

COST OF GOODS SOLD                                                                          717,688
                                                                                          ---------           -------

GROSS MARGIN                                                                                311,148                 -

EXPENSES

      Salaries and benefits                                                                 480,059            64,909
      Legal                                                                                  54,458             5,716
      Sales, general and administrative                                                     194,129            61,852
      Depreciation and amortization                                                         384,332                 -
      Interest on long-term debt                                                              7,566                 -
      Interest income                                                                       (10,437)                -
      Belgian taxes                                                                           2,944                 -
                                                                                          ---------           -------
                                                                                          1,113,051           132,477
                                                                                          ---------           -------

LOSS BEFORE NON-CONTROLLING INTEREST                                                       (801,903)         (132,477)

NON-CONTROLLING INTEREST (NOTE 12)                                                           41,053                 -
                                                                                          ---------           -------

NET LOSS                                                                                  (760,850)         (132,477)

RETAINED EARNINGS (DEFICIT), beginning of period                                         (2,654,432)                -

--------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT), end of period                                              (3,415,282)          (132,477)

=======================================================================================================================

EARNINGS (LOSS) PER SHARE                                                                    (0.01)             (0.01)
=======================================================================================================================

                             SEE ACCOMPANYING NOTES

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

--------------------------------------------------------------------------------------------------------------------
                                                                                   JAN. 1 TO            JAN. 1 TO
                                                                                    MAR. 31,             MAR. 31,
                                                                                       2000                 1999
                                                                                         $                    $
                                                                                                         (NOTE 17)
--------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES
       Net loss                                                                       (760,850)          (132,477)
       Add items not affecting cash
          Depreciation and amortization                                                384,332                  -
         Non-controlling interest                                                      (41,053)                 -
                                                                                      --------           --------
                                                                                      (417,571)          (132,477)

       Net changes in non-cash operating accounts
          Accounts receivable                                                         (244,853)                 -
          Inventory                                                                    111,504                  -
          Work in progress                                                            (298,365)                 -
          Prepaid expenses                                                             (14,859)                 -
          Accounts payable                                                             126,864             84,247
          Short-term loan                                                               39,181                  -
          Deferred revenue                                                            (111,090)                 -
                                                                                      --------           --------
                                                                                      (809,189)           (48,230)
                                                                                      --------           --------

FINANCING ACTIVITIES

       Due to related parties                                                         (863,387)            82,477
       Issuance of share capital                                                     2,920,966                  -
       Long-term debt                                                                  224,701                  -
       Capital lease obligations                                                        41,092                  -
       Non-controlling interest                                                        918,502                  -
                                                                                      --------           --------
                                                                                     3,241,874             82,477
                                                                                      --------           --------
INVESTING ACTIVITIES

       Purchase of capital assets                                                      (54,463)           (34,247)
       Purchase of Schelfhout                                                       (3,000,000)                 -
                                                                                      --------           --------
                                                                                    (3,054,463)           (34,247)
                                                                                      --------           --------

INCREASE (DECREASE) IN CASH                                                           (621,778)                 -

CASH, beginning of period                                                            4,179,394                  1
--------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                                  3,557,616                  1
====================================================================================================================

                             SEE ACCOMPANYING NOTES

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)



--------------------------------------------------------------------------------
1.     NATURE OF BUSINESS
--------------------------------------------------------------------------------


       The Company is an e-business services provider to perishable commodity marketplaces. Through its subsidiaries, the Company is focused on the installation and maintenance of clock and cooling systems for internet auction halls. To date, the Company continues to focus on streamlining and increasing the capabilities of electronic commerce processing for internet auction halls.


--------------------------------------------------------------------------------
2.     ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------


       a)    Reverse takeover

             Pursuant to a Share Exchange Agreement dated February 26, 1999, e-Auction Global Trading Inc. (formerly Kazari International Inc.) ("Nevada"), a Nevada company, acquired 100% of the issued and outstanding shares of e-Auction Global Trading Inc., ("Barbados"), a Barbados company, for the issuance of 34,500,000 common shares. As a result of the transaction, control of the Company passed to Barbados. Accordingly, the share exchange has been accounted for as a reverse takeover of Nevada by Barbados.

             Application  of  reverse   takeover   accounting   results  in  the
following:

            i) The consolidated  financial statements of the combined entity are issued under the name of the legal parent, e-Auction Global Trading Inc. (formerly Kazari International Inc.), but are considered to be a continuation of the financial affairs of the legal subsidiary (Barbados).

            ii)As  Barbados  is  deemed  to  be  the  acquirer  for   accounting
               purposes, its assets and liabilities are included in the consolidated financial statements of the continuing entity at their carrying value.

            iii)The  34,500,000  shares  issued are deemed to be issued on April
               30, 1998, the date of incorporation of Barbados.

       b)    Principles of consolidation

             The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Aucxis N.V. (formerly e-Auction Belgium N.V.), and their wholly owned subsidiary; Schelfhout Computer Systemen N.V., and their 99% owned subsidiary SDL Invest N.V.; e-Auction Global Trading Inc. (Barbados) and their wholly owned subsidiary Aucxis Corp. (formerly e-Auction Global Trading Inc. (Canada)); and the Company's 50.01% interest in e-Auction Australasia Limited.

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)



--------------------------------------------------------------------------------
3.     SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------


       a)     Foreign currency translation

              The Company's functional currencies are Euros, Australian dollars, and U.S. dollars; and its reporting currency are U.S. dollars. The Company follows SFAS 52 where all foreign currency transactions are translated using the exchange rate in effect at the date of the transaction. At each balance sheet date, recorded balances denominated in a currency other than U.S. dollars are adjusted to reflect the period end exchange rate.

       b)     Loss per common share

              The weighted average number of shares used for calculating loss per share is 58,856,990 (1999 - 17,970,000).

       c)     Measurement uncertainty

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of impairment of assets and useful lives for depreciation and amortization. Financial results as determined by actual events could differ from those estimates.

       d)     Financial instruments

              The Company's financial instruments consist of cash, short term deposits, accounts receivable, accounts payable, financial debts, short-term loan, due to related parties, and obligations under capital lease, the fair market value of which approximates their carrying value.

       e)     Amortization

              Amortization of capital assets and goodwill is provided at the following annual rates:

                  Land and buildings          Straight-line over 20 years
                  Software                    Straight-line over 5 years
                  Furniture and fixtures      Straight-line over 5 to 15 years
                  Tools and equipment         Straight-line over 3 to 5 years
                  Vehicles                    Straight-line over 5 years
                  Goodwill                    Straight-line over 5 years

       f)     Related party transactions

              Related party transactions are recorded at their exchange amounts which approximate fair market value.

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)



--------------------------------------------------------------------------------
3.     SIGNIFICANT ACCOUNTING POLICIES - CONT'D
--------------------------------------------------------------------------------


       g)     Non-controlling interest

              Non-controlling   interest,   as  stated  on  the  balance  sheet,
              represents the carrying value in the net assets of minority shareholders of the Company's subsidiaries. The balance is increased or decreased by the minority shareholders percentage of the subsidiaries' earnings or losses during the period.

       h)     Income taxes

              The Company would record a deferred tax asset subject to an evaluation allowance where that asset is impaired or not expected to be realized. At December 31, 1999 the Company had deferred tax assets of approximately $1,194,494. The Company's valuation allowance would be equal to the amount of the deferred tax assets. Therefore, there have been no amounts booked in the accounts of the Company.

       i)     Revenue recognition

              The Company recognizes revenue from license fees upon the signing of the specific agreement and the delivery of software to the purchaser. Royalties are recognized in the period it is earned.

              The Company follows the completed contract method for recognizing revenues earned from clock and cooling systems installation. The application is reasonable given majority of contracts are short term in nature. Cost of sales relating to the clock and cooling systems installation include only costs directly related to the specific contracts. Revenue earned from maintenance contracts are recognized on a straight line basis over the life of the contract.

       j)     Inventory and work in progress

              Raw materials and consumables inventories are stated at the lower of cost or market with cost being determined using the weighted average method. Obsolete or defective inventories have been reduced to net realizable value. Write-downs of inventories are recorded on the basis of age and turnover of inventory according to the judgment of management.

             The work in progress includes only direct costs (i.e. raw materials and labour costs).

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)


--------------------------------------------------------------------------------
  4.     CAPITAL ASSETS
--------------------------------------------------------------------------------

                                                          2000                          1999
                                                            $                             $
                                                        Accumulated
                                           Cost         Amortization          Net        Net
                                           ----         ------------          ---        ---
         Land and buildings               483,916           12,192         471,724          -
         Equipment and furniture           38,892            2,679          36,213          -
         Software  *                       12,329                -          12,329     34,247
         Vehicles                         192,414           16,937         175,477          -
                                          -------           ------         -------     ------

                                          727,551           31,808         695,743     34,247
                                          =======           ======         =======     ======

         * The software is currently not in use and therefore no amortization has been claimed.

         Included in vehicles are assets under capital lease with a cost of $83,627. Accumulated amortization on these vehicles totals $994.

--------------------------------------------------------------------------------
  5.   ACQUISITION OF SHELFHOUT COMPUTER SYSTEMEN N.V.
--------------------------------------------------------------------------------
                                                  2000             1999
                                                    $                $
                                                  ----             ----

      Goodwill                                 7,267,159               -
      Less: accumulated amortization             363,000               -
                                                 -------         -------
                                               6,904,159               -
                                               =========         =======

       On January 7, 2000 the Company completed the purchase of 100% of the issued and outstanding shares of Schelfhout Computer Systemen N.V. ("Schelfhout"). The acquisition has been accounted for using the purchase method.

       The following represents a summary of the acquisition of Schelfhout:

                                                                                       $            $
                                                                                     -----        -----
      Purchase price                                                                              7,636,364

      Net tangible assets of Schelfhout acquired
          Total assets                                                            2,231,733
          Less:  Liabilities                                                     (1,862,528)        369,205
                                                                                 ----------       ---------

      Excess of purchase price over net tangible assets, being goodwill                           7,267,159
                                                                                                  =========

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)



--------------------------------------------------------------------------------
  5.   ACQUISITION OF SHELFHOUT COMPUTER SYSTEMEN N.V. - CONT'D
--------------------------------------------------------------------------------

       The purchase price is $7,636,364 and is to be paid as follows:

                                                         $
                                                        ---

      Refundable deposit                               1,000,000    paid
      Cash on closing                                  3,000,000    paid
      Common shares at fair value
         issued on closing (3,636,364)                 3,636,364    issued
                                                       ---------
                                                       7,636,364
                                                       =========

       The 3,636,364 common shares are not free trading and are subject to a timed release formula which allows for release of 454,545 shares on each of the 6, 12, 18 and 24 month anniversary from the closing date and 606,061 shares on each of the 36, 48 and 60 month anniversary from the closing date. If the Company's shares are not freely trading on any given release date the equivalent cash is to be paid by the Company and the shares returned to the treasury.

       The 3,636,364 common shares issued to the vendors on closing has been valued at $1 per share for accounting purposes; however, should the Company decide to redeem the shares, the redemption price would be $1.65 per share.

       As at October 2, 2000 the shares of the Company are not freely trading and the Company has not advanced the required sum of $750,000 in lieu of the release of 454,545 common shares per the purchase agreement.


--------------------------------------------------------------------------------
  6.   DEFERRED REVENUE
--------------------------------------------------------------------------------
                                                           2000        1999
                                                            $            $

         Deferred revenue                                 471,522        -
                                                          =======     =======

         Deferred revenue relates to the Company's European operations of installation of clock and cooling systems. (NOTE 3(I))

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                 (IN U.S. FUNDS)

--------------------------------------------------------------------------------
  7.   DUE (FROM) TO RELATED PARTIES
--------------------------------------------------------------------------------

                                                                   2000               1999
                                                                    $                   $

      Ventures North Investment Partners Inc. ("Ventures")        (2,594)             82,477
                                                                  ======              ======

       The majority of the Company's operations during 1999 were funded by Ventures. During the first quarter of 2000, Ventures converted approximately $591,000 of debt owed by the Company into common shares at a price of $0.50 per share. Ventures is related through significant common shareholdings. The amounts advanced were non-interest bearing with no fixed terms of repayment.

       (NOTES 10(C) (III) AND 11)

--------------------------------------------------------------------------------
  8.   LONG-TERM DEBT
--------------------------------------------------------------------------------

                                                                                            2000          1999
                                                                                             $              $
                                                                                            ----          ----

      Various bank loans for automobile purchases bearing interest at rates of 3.67% to 5.59%.  Monthly payments of 3,404 euro.  Due
      dates extend to June 15, 2003                                                         85,903            -

      Bank loan with interest at 5.65% per annum.  Monthly payments of
      1,359 euro.  Due December 25, 2007                                                    95,658            -

      Directors loan with interest at 5.65% per annum.  Monthly payments of
      446 euro.  Due July 1, 2009                                                           43,140            -
                                                                                          --------   -----    -
                                                                                           224,701            -
      Less:  current portion                                                              (49,561)            -
                                                                                          --------   -----    -

                                                                                           175,140            -
                                                                                           =======  ======    =

--------------------------------------------------------------------------------
  9.   OBLIGATIONS UNDER CAPITAL LEASE
--------------------------------------------------------------------------------
                                                                                            2000         1999
                                                                                             $            $
                                                                                            ----         ----

      Obligations under capital lease                                                       41,092            -
      Less: current portion                                                               (13,369)            -
                                                                                          -------       -------

                                                                                            27,723            -
                                                                                          ========      =======

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                 (IN U.S. FUNDS)



--------------------------------------------------------------------------------
  9.   OBLIGATIONS UNDER CAPITAL LEASE - CONT'D
--------------------------------------------------------------------------------

       Future minimum payments due:

                                                                         $
                                                                         --

               2001                                                    16,016
               2002                                                     8,928
               2003                                                     8,928
               2004                                                     8,928
               2005                                                       744
                                                                       ------
                                                                       43,544

               Less: amount representing interest                       2,452
                                                                       ------

                                                                       41,092
                                                                       ======

--------------------------------------------------------------------------------
  10.  SHARE CAPITAL AND CONTRIBUTED SURPLUS
--------------------------------------------------------------------------------

       a)     Authorized - 250,000,000 common shares with a par value of $0.001

                                                                     NUMBER OF                       CONTRIBUTED       TOTAL
                                                                      SHARES              $            SURPLUS           $
                                                                   -------------       ------       -------------      -------
      b)     Issued - balance, beginning of period                      39,820,000      39,820          (39,819)               -
                                                                        ----------      ------         ---------       ---------
             Private placement (iii)                                    16,591,815      16,592         8,279,315       8,295,907
             Commission                                                    327,878         328           163,612         163,940
             Less: issue costs and commission                                                          (327,332)        (327,332)

             Millenium advisors (iv)                                       197,219         197           999,803       1,000,000

             Schelfhout Acquisition (v)                                  3,636,364       3,636         3,632,728       3,636,364
                                                                        ----------      ------         ---------       ---------
                                                                        20,753,276      20,753        12,748,126      12,768,879
                                                                        ----------      ------         ---------       ---------

                                                                        60,573,276      60,573        12,708,307      12,768,880

             Less: allocated to redeemable common stock                          -           -       (3,636,364)      (3,636,364)
                                                                        ----------      ------         ---------       ---------

             Balance, end of period                                     60,573,276      60,573         9,071,943       9,132,516
                                                                        ==========      ======         =========       =========

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                 IN U.S. FUNDS)



--------------------------------------------------------------------------------
  10.  SHARE CAPITAL AND CONTRIBUTED SURPLUS - CONT'D
--------------------------------------------------------------------------------

       c)    Share capital and contributed surplus since inception

                                                                                    CONTRIBUTED SURPLUS
                  DATE ISSUED         NUMBER OF SHARES                $                        $
                  -----------         ----------------                -             -------------------
             April 30, 1998 (i)              34,500,000              34,500                  (34,500)
             February 26, 1999 (ii)           5,320,000               5,320                   (5,319)
             January 7, 2000 (iii)           16,919,693              16,920                8,115,595
             January 7, 2000 (iv)               197,219                 197                  999,803
             January 10, 2000 (v)             3,636,364               3,636                3,632,728
                                              ---------               -----                ---------
                                             60,573,276              60,573               12,708,307
                                             ==========              ======               ==========

             (i) For reverse takeover accounting purposes these shares have been deemed to have been issued on April 30, 1998, the date of incorporation of Barbados.

             (ii) Shares  issued  by  Nevada  prior  to  the   incorporation  of
                  Barbados. For reverse takeover accounting purposes these have been deemed to have been issued on February 26, 1999, the date of the reverse takeover transaction.

             (iii)On January 7, 2000 the Company  completed a private  placement of 16,919,693 shares at $0.50/share. 7,625,916 of the shares were issued to Ventures North Investment Partners Inc., a company related through significant common shareholdings and four companies related to them in exchange for the settlement of the Company's debts with Millenium Advisors Inc. for $1,000,000, with the shareholders loan for $2,200,000 plus interest of $21,968 and a finders fee to the shareholder of $200,000 and with Ventures North Investment Partners Inc. for $591,260. The remaining shares were issued for cash.

             (iv) On January 7, 2000 the Company  issued  197,219  common shares with a deemed value of $1million as financing and interest fees in consideration for a loan of $1 million by Millennium Advisors Inc..

             (v) On January 10, 2000, the Company issued 3,636,364 common shares to the former shareholders of Schelfhout as partial consideration for the purchase by the Belgium subsidiary of all the shares of Schelfhout. The deemed price per share for accounting purpose was $1.00. As there are put provisions in the purchase agreement the Company has recorded a portion of the shares under the heading `Redeemable common stock'.

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                 IN U.S. FUNDS)



--------------------------------------------------------------------------------
  10.  SHARE CAPITAL AND CONTRIBUTED SURPLUS - CONT'D
--------------------------------------------------------------------------------


       d)    Stock options

             On March 1, 1999, and amended on March 13, 2000 the Company adopted a stock option plan which reserved 9,000,000 shares. Vesting requirements are determined by a Committee when the options are granted. No options may be exercisable after 10 years. The exercise price of an option may not be less than the fair market value on the date of grant.

                 DATE OF GRANT                  NUMBER         EXERCISE PRICE          EXPIRY DATE        RESTRICTIONS
                 -------------                  ------         --------------          -----------        ------------
             March 1, 1999                        1,000,000            $0.01        December 1, 2003        None
             December 1, 1999                     3,000,000            $0.85        December 1, 2009        None
             December 1, 1999                        50,000            $0.85        December 1, 2009        Vest over 3 years
             January 20, 2000                       300,000            $2.00        January 20, 2010        None

           The weighted average exercise price of the options is $1.58/share.

           The weighted average grant date fair value of options granted during the period is as follows:

             -  Exercise price equals fair market value          $2.13
             -  Exercise price exceeds fair market value         $0.18
             -  Exercise price less than fair market value       $0.00

           The Company has not recognized compensation expense for its stock-based awards to employees. The following reflects proforma net income and loss per share had the Company elected to adopt the fair value approach of SFAS 123:

                                                                                           2000           1999
                                                                                             $              $
                                                                                            ----           ----
             Net loss
               As reported                                                                (760,850)        (132,477)
               Proforma                                                                 (4,544,891)      (3,022,777)

             Basic and diluted loss per share
               As reported                                                                   (0.01)           (0.07)
               Proforma                                                                      (0.08)           (0.16)

           The estimated fair value of each option  granted is calculated  using
           the   Black-Scholes   option-pricing   model.  The  weighted  average
           assumptions used in the model were as follows:

                                                                                            2000           1999
                                                                                            ----           ----

             Risk-free interest rate                                                            6%                5%
             Expected years until exercise                                                      8                 8
             Expected stock volatility                                                      36.85%             36.8%
             Dividend yield                                                                     0%                0%

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                 (IN U.S. FUNDS)



--------------------------------------------------------------------------------
  11.  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

                                                                                                2000               1999
                                                                                                  $                  $
                                                                                                ----               ----
      Expenses paid on behalf of the Company and allocations of expenses charged to the Company by companies with significant common
      shareholdings and common directors                                                        67,145            132,477

      Financing fee paid to Millennium Advisors Inc., a company related through
      a common director.  Paid through the issuance of 197,219 common shares                 1,000,000                  -

      A finders fee in connection with the shareholder's loan was paid to a
      shareholder                                                                              200,000                  -

      Interest paid to shareholders                                                             21,698                  -

      Management fees paid to a company controlled by two directors                            119,000                  -

       Included in accounts payable and accrued liabilities is $484,854 and included in long-term debt is $43,140 owing to two directors of Schelfhout.


--------------------------------------------------------------------------------
  12.  NON-CONTROLLING INTEREST
--------------------------------------------------------------------------------

         The Company is the majority owner (50.01%) of e-Auction Australasia Limited ("Australasia"). The non-controlling interest represents the interest of the minority shareholders of Australasia as at March 31, 2000 as follows:

                    Non-controlling interest at acquisition          $ 918,502
                    Less: share of current period earnings(loss)     ( 41,053)
                                                                     --------

                    Non-controlling interest, end of period          $ 877,449
                                                                      ========

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                 (IN U.S. FUNDS)



--------------------------------------------------------------------------------
13.    SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

       a) On June 22, 2000 the Company completed a private placement of 4,072,639 shares at $1.842/share for gross proceeds of $7,500,000 to ABN AMRO Capital Investments (Belgie) N.V.

       b) On April 24, 2000 the Company granted 100,000 options with an exercise price of $2.25/share and on May 2, 2000 the Company granted 1,825,000 options with an exercise price of $2.00/share.

       c) On June 5, 2000 the Company entered into a pledge agreement to purchase 100% of the issued and outstanding shares of Kwatrobox B.V. ("Kwatrobox") under the terms and conditions of the draft share purchase agreement. The pledge agreement stipulated the purchase of Kwatrobox was to be completed on or before August 31, 2000. The completion date was extended to November 30, 2000 by both parties in an agreement dated August 30, 2000. For the purpose of the payment schedule, the parties agreed the closing date of the share purchase agreement is deemed to be June 30, 2000. As at October 2, 2000 the purchase is not yet complete.

           In connection with the purchase agreement, the Company agreed to pay the vendors 10,500,000 Dutch Guilders ($4,506,600 at the June 5, 2000 exchange rate or 0.4292). The purchase price is payable in cash and common shares of the Company as follows:

             Date                   Dutch Guilders             Common Shares

             June 5, 2000             750,000 (paid)           500,000 (issued)
             June 5, 2001           2,250,000                  450,000
             June 5, 2002           1,000,000                  150,000

           The   amounts   paid  and   shares   issued   at  June  5,  2000  are
           non-refundable. Additionally, the Company is also committed to issuing up to 200,000 common shares to the vendors subject to Kwatrobox meeting performance requirements for a three-year period commencing June 5, 2000. As at October 2, 2000 no shares have been issued as the requirements have not been met.

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                 (IN U.S. FUNDS)



--------------------------------------------------------------------------------
14.    CONTINGENCIES
--------------------------------------------------------------------------------


       a) A shareholder derivative action was brought against the Company on November 17, 1999 in the United States District Court against the Company, its subsidiaries, two of its directors and several other companies and individuals.

           The action alleges Sanga International, Inc.'s ("Sanga") reputation was damaged by the Defendants (i) engaging in conversion (ii) engaging in fraud (iii) interfering with Sanga's prospective business advantage (iv) breach of contract (v) violating California usury laws and (vi) breach of fiduciary duty.

           The plaintiff claims the defendants' actions have not only damaged Sanga but also the plaintiff and the remaining shareholders of Sanga by as much as $100 million dollars.

           The Action was stayed on November 29, 1999 as a result of Sanga filing for Chapter 11 bankruptcy protection in the United States Bankruptcy Court.

           It is management's option that the likelihood of a material loss is remote.

       b) On February 7, 2000 a second action was brought against the Company, its subsidiaries, two of its former directors, QFG Holdings Limited, Ventures North International Inc. and several other individuals and companies in the United States District Court.

           The action alleges they breached their fiduciary duty to the plaintiff, a shareholder of Sanga International Inc. The plaintiff claims that the defendants' actions have damaged the plaintiff totaling several millions of dollars.

           Sanga International, Inc. has filed a motion seeking to intervene in the lawsuit and is seeking to substitute itself as the real party plaintiff.

           It is management's option that the likelihood of a material loss is remote.

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                 (IN U.S. FUNDS)



--------------------------------------------------------------------------------
15.    SEGMENTED INFORMATION
--------------------------------------------------------------------------------

                                                                                                  INDUSTRY A
                                                                                                 NORTH AMERICA
                                                                                            2000                1999
                                                                                              $                   $
           Revenue outside the Company                                                              -               -
           Segmented operating loss                                                         (699,647)               -
           Identifiable assets                                                              9,542,413          34,248
           Capital expenditure                                                                  8,877               -
           Amortization                                                                       363,216               -


                                                                                                    INDUSTRY B
                                                                                                      EUROPE
                                                                                            2000                1999
                                                                                              $                   $

           Revenue outside the Company                                                      1,028,836               -
           Segmented operating loss                                                          (20,134)               -
           Identifiable assets                                                              2,276,338               -
           Capital expenditure                                                                 35,637               -
           Amortization                                                                        20,255               -


                                                                                                    INDUSTRY C
                                                                                                     AUSTRALIA
                                                                                            2000                1999
                                                                                              $                   $

           Revenue outside the Company                                                              -              -
           Segmented operating loss                                                          (41,069)              -
           Identifiable assets                                                                880,465              -
           Capital expenditure                                                                 47,033              -
           Amortization                                                                           861              -

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                 (IN U.S. FUNDS)




--------------------------------------------------------------------------------
15.    SEGMENTED INFORMATION - CONT'D
--------------------------------------------------------------------------------

                                                                                TOTAL
                                                                    2000                      1999
                                                                       $                        $
                                                                    ----                      ----
           Revenue outside the Company                             1,028,836                         -
           Segmented operating loss                                (760,850)                         -
           Identifiable assets                                    12,699,216                    34,248
           Capital expenditure                                        91,547                    34,247
           Amortization                                              384,332                         -

       For the purpose of segmented information as presented above, goodwill arising from the acquisitions of subsidiaries are included in the identifiable assets of the geographic segments of the subsidiaries.

--------------------------------------------------------------------------------
16.    SUPPLEMENTAL NON-CASH INFORMATION
--------------------------------------------------------------------------------

       During the period the Company issued 3,636,364 common shares with a deemed value of $3,636,364 in connection with the acquisition of Schelfhout Computer Systemen N.V.

       The Company also issued 8,026,456 common shares to a related party to settle various debts totaling $4,013,228 and issued 327,878 shares with a deemed value of $163,940 to pay commission on a private placement.

       The Company acquired a vehicle with a cost of $42,362 through a capital lease.

--------------------------------------------------------------------------------
  17.  COMPARATIVE FIGURES
--------------------------------------------------------------------------------

       Comparative figures are for the period from January 1, 1999 to March 31, 1999 of e-Auction Global Trading Inc. Certain of the comparative figures have been reclassified to conform to the current presentation. The comparative figures were prepared by management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------


         When used herein, the words "may", "will", "expect," anticipate," "continue," "estimate," "project," "intend", "plan" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Forward-looking statements are not guarantees of future performance and are subject to risks and significant uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. The occurrence of any unanticipated events may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this report.

OVERVIEW

         The Company was incorporated in the State of Nevada on January 8, 1998 under the name Kazari International, Inc. On February 26, 1999, Kazari, e-Auction Global Trading Inc. (Barbados) entered into a share exchange agreement. Pursuant to the agreement, Kazari purchased e-Auction (Barbados) shares on a one for one basis. Kazari had no viable business activities at the time of the share exchange agreement. On June 10, 1999, Kazari amended its name to e-Auction Global Trading Inc.

         The  Company  currently  has  a  wholly  owned  subsidiary,   e-Auction
(Barbados), which in turn has one wholly owned subsidiary, Aucxis Corp. (Canada). The Company also owns Aucxis Corp. (Belgium), directly, which in has one wholly owned subsidiary, Schelfhout Computer Systemen N.V. ("Schelfhout"), a Belgium company. The Company has a 50.01% ownership interest in e-Auction Australasia Pay Limited, an Australian Company.

HIGHLIGHTS OF THE QUARTER

         Revenue for the three (3) months ended March 31, 2000 was $1,028,836 compared to $0 for the three (3) months ended March 31, 1999. This increase in revenue resulted from the Company's acquisition of Schelfhout Computer Systemen, N.V. in January 2000. Schelfhout derives revenues from the development and installation of clock systems, cooling installations and maintenance for auction halls.

         Net loss for the three (3) months ended March 31, 2000 was $760,850, as compared to a loss of $132,477 in the corresponding three (3) month period in 1999. The increase in net loss is largely attributable to an increase in salaries and benefits, in the aggregate amount of $415,150, and increases in depreciation and amortization of $384,332. During the first three (3) months ended March 31, 2000 the Company added to its management team by hiring Dan McKenzie, as its President and C.E.O.; Jeff Turner, as Vice President - Marketing;; Thomas Jakubowski, as Vice President Business Development; and Paul King, Managing Director Europe. The increase in depreciation and amortization was attributable to the acquisition of Schelfhout and the amortization of goodwill as a result of such acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         During the three (3) months ended March 31, 2000, the Company was successful in raising additional capital and retiring outstanding debts of the Company. This was accomplished, in part, by the issuance in January 2000 of 16,919,693 shares of the Company's common stock, resulting in gross proceeds to the Company of $8,295,906 ($4,500,000 in new capital and $3,800,000 in retirement of debt).

         On January 10, 2000, the Company completed the acquisition of Schelfhout Computer System N.V., a solutions provider for perishable commodity (fish, flower, fruits and vegetables) auction houses. Schelfhout developed over the course of 17 years 150 electronic trading systems for numerous selling organizations all over the world. The Company believes that its hardware and software can be adapted, without substantial cost of or time, to provide other services to commodity auctions.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         (a) A shareholder derivative action was brought on November 17, 1999 in the United States District Court in California against the Company, its subsidiaries, two of its directors and several other companies and individuals.

         The proceeding alleges that the reputation of Sanga International, Inc.'s ("Sanga") was damaged and that the defendants are liable for: (i) engaging in conversion; (ii) engaging in fraud; (iii) interfering with Sanga's prospective business advantage; (iv) breach of contract; (v) violating California usury laws; and (vi) breach of fiduciary duty. The plaintiff claims the defendants' actions have not only damaged Sanga but also the plaintiff and the remaining shareholders of Sanga by as much as $100 million dollars.

         The proceeding was stayed on November 29, 1999 as a result of Sanga filing for Chapter 11 bankruptcy protection in the United States Bankruptcy Court. It is management's opinion that the likelihood of a material loss is remote.

       (b) On February 7, 2000, a second proceeding was brought against the Company, its subsidiaries, two of its former directors, QFG Holdings Limited, Ventures North International Inc. and several other individuals and companies in the United States District Court.

         The proceeding alleges defendants breached their respective fiduciary duties to the plaintiff, a shareholder of Sanga International Inc. The plaintiff claims that the defendants' actions have damaged the plaintiff in the sum of several million dollars. It is management's opinion that the likelihood of a material loss is remote.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On August 13, 1999, in consideration for a loan of $1 million from Millennium Advisors Inc. to the Company, Millennium received 197,219 common shares of the Company, having a deemed value of $1,000,000, as a financing and interest fee. The deemed price of the shares was based on the weighted average closing price over the five (5) trading days immediately preceding the date the loan was granted. The Company issued these shares in January 2000 to Millennium Advisors Inc., which is a non-US person. In connection with the above issuance, the Company relied on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions by an issuer not involving any public offering, and Regulation S promulgated under the Act, as an off-shore transaction with a non-U.S. person ("Regulation S").

         On January 7, 2000, the Company issued 8,965,899 special warrants to various non-US purchasers. Each special warrant entitled the holder thereof to acquire one (1) share of the Company's common stock for no additional consideration. The holders of the special warrants exercised their special warrants immediately following their issuance, pursuant to which exercise the Company issued an aggregate of 8,965,899 shares of its common stock to such holders. The offering of the special warrants and the issuance of the shares of common stock of the Company resulting from the subsequent exercise of the special warrants were made in reliance of the exemption from registration afforded by Section 4(2) of the Act and Regulation S with respet to off-shore transactions to non-U.S. purchasers. Each such purchaser certified that it (i) was not a U.S. person, (ii) was not acquiring the securities for the account or benefit of any U.S. person, (iii) was an accredited investor and (iv) had the requisite sophistication. Each such purchaser further agreed not to resell the securities other than in compliance with Regulation S. The purchase price for the special warrants was US$0.50, resulting in approximately $4,482,948 in new capital to the Company.

         In connection with the foregoing, the Company issued an additional 327,878 shares of its common stock to various non-U.S. entities as commissions. The issue price of the common shares used to pay the commissions was $0.50, for a deemed value of $163,939. The issuance of such additional shares of the Company's common stock was also made in reliance of Section 4(2) of the Act and Regulation S.

         During the first quarter of the fiscal year 2000, the Company settled various outstanding liabilities by issuing an aggregate of 7,625,916 shares of its common stock. The issuance price for the common stock was US$0.50 per share and the Company retired approximately $3,812,958 in outstanding liabilities. All of the recepients of these shares were non-US persons, having the requisite knowledge and experience in financial and business matters to evaluate the merits and risks of the receipt of the Company's securities in lieu of repayment in cash. In issuing these securities, the Company relied on the exemption from registration afforded by Section 4(2) of the Act and Regulation S.

         On January 10, 2000, the Company issued 3,636,364 shares of its common stock to the former shareholders of Schelfhout Computer Systemen, N.V., as partial consideration for the purchase by the Company's Belgium subsidiary of all of the outstanding shares of capital stock of Schelfhout. For accounting purposes, the purchase price per share was deemed to be $1.00. There was no cash paid for the shares by Schelfhout. The offering was made in an off-shore transaction to foreign individual purchasers who each certified that they (i) were not U.S. persons; (ii) were not acquiring the securities for the account or benefit of any U.S. person, (iii) were an accredited or sophisticated purchaser; and (iv) would resell the securities only in compliance with Regulation S. The Company further believes that the stockholders of Schelfhout had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risks of the receipt of these securities and that they were knowledgeable about the Company's operations and financial condition. The issuance of shares of the Company's common stock for and in consideration for all of the outstanding capital stock of Shelfhout was made in reliance of the exemption afforded by Section 4(2) of the Act and Regulation S, as transactions by an issuer not involving any public offering to non-US persons in an off-shore transaction.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

         There were no matters submitted for a vote of securities holders during the three months ended March 31, 2000.

Item 6.  Exhibits And Reports On Form 8-K


EXHIBIT #            EXHIBIT NAME
---------            ------------
Exhibit 27           Financial Data Schedule

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 11, 2000                e-Auction Global Trading Inc.

                                        By: /s/ David W.A. Hackett
                                        ---------------------------------------
                                        David W.A. Hackett.
                                        Chief Financial Officer
                                        (duly authorized officer)