Form 10QSB
period 2000-06-30
E AUCTION GLOBAL TRADING INC
filed 2000-10-11
CIK 1102233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORTS OF SMALL BUSINESS ISSUERS

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000

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

Yes......No....X....

                          E-AUCTION GLOBAL TRADING INC.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                        PAGE

Item 1.  Financial Statements                                                                            3

     Consolidated Balance Sheet at June 30, 2000 and June 30, 1999                                       4

     Consolidated  Statements of Operations  and Deficit for the six months ended June 30, 2000          6
     and 1999

     Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999               7

     Notes to Consolidated Financial Statements                                                          8

Item 2.  Managements' Discussion and Analysis of Financial Condition and Results of Operations          23

Part II. Other Information                                                                              25

Item 1.  Legal Proceedings                                                                              25

Item 2.  Changes in Securities and Use of Proceeds                                                      25

Item 4.  Submission of Matters to a Vote of Security Holders                                            26

Item 6.  Exhibits and Reports on Form 8-K                                                               26

SIGNATURES                                                                                              26

ITEM 1.  Financial Statements

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   CONSOLIDATED BALANCE SHEET - JUNE 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

--------------------------------------------------------------------------------------------------------------------
                                                                                      2000                 1999
                                                                                       $                    $
                                                                                                        (NOTE 14)
--------------------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
      Cash and short-term deposits                                                     10,207,204              1,024
      Accounts receivable                                                               1,196,821                  -
      Inventory                                                                           253,222                  -
      Work in progress                                                                     30,011                  -
      Prepaid expenses                                                                    207,345
                                                                                          -------             ------
                                                                                       11,894,603              1,024

CAPITAL ASSETS (NOTE 4)                                                                   723,840             34,247

DEPOSITS ON ACQUISITION OF KWATROBOX (NOTE 6)                                           1,062,125                  -

GOODWILL (NOTE 5)                                                                       6,541,159                  -
--------------------------------------------------------------------------------------------------------------------
                                                                                       20,221,727             35,271

--------------------------------------------------------------------------------------------------------------------


                             SEE ACCOMPANYING NOTES

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   CONSOLIDATED BALANCE SHEET - JUNE 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

--------------------------------------------------------------------------------------------------------------------

                                                                                         2000                 1999
                                                                                          $                     $
                                                                                                            (NOTE 14)
--------------------------------------------------------------------------------------------------------------------
                                   LIABILITIES

CURRENT LIABILITIES
      Accounts payable and accruals                                                     1,591,774            307,697
      Short-term loan                                                                      83,469                  -
      Due to Ventures North Investment Partners (NOTE 8)                                   47,945            365,824
      Deferred revenue (NOTE 7)                                                           721,212                  -
      Current portion of long-term debt (NOTE 9)                                           53,029                  -
                                                                                                                   -
      Current portion of obligations under capital lease (NOTE 10)                          8,304                  -
                                                                                       ----------        -----------
                                                                                        2,505,733            673,521

LONG-TERM DEBT (NOTE 9)                                                                   181,221                  -

OBLIGATIONS UNDER CAPITAL LEASE (NOTE 10)                                                  26,467                  -
                                                                                       ----------        -----------
                                                                                        2,713,421            673,521
                                                                                       ----------        -----------
REDEEMABLE COMMON STOCK (NOTES 5 AND 12)                                                3,636,364                  -
                                                                                       ----------        -----------

NON-CONTROLLING INTEREST (NOTE 11)                                                        779,668                  -
                                                                                       ----------        -----------

                              SHAREHOLDERS' EQUITY

SHARE CAPITAL (NOTE 12)                                                                    65,146                  1

CONTRIBUTED SURPLUS (NOTE 12)                                                          17,222,258                  -

DEFICIT                                                                                (4,195,130)          (638,251)
                                                                                       ----------        -----------
                                                                                       13,092,274           (638,250)
--------------------------------------------------------------------------------------------------------------------

                                                                                       20,221,727             35,271

--------------------------------------------------------------------------------------------------------------------

CONTINGENCIES (NOTE 15)

                             SEE ACCOMPANYING NOTES

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

----------------------------------------------------------------------------------------------------------------------------------
                                                             APR. 1 TO          JAN. 1 TO          APR. 1 TO         JAN. 1 TO
                                                             JUNE 30,            JUNE 30,          JUNE 30,          JUNE 30,
                                                               2000                2000              1999              1999
                                                                $                    $                  $                $
                                                                                                                    (NOTE 14)
----------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                        951,083           1,979,919                   -                  -

COST OF GOODS SOLD                                             564,363           1,282,051                   -                  -
                                                               -------           ---------             -------            -------

GROSS MARGIN                                                   386,720             697,868                   -                  -

EXPENSES
     Salaries and benefits                                     563,544           1,043,603             208,057            272,966
     Sales, general and administrative                         344,877             593,464             297,717            365,285
     Depreciation and amortization                             397,416             781,748                   -                  -
     Interest on long-term debt                                  4,399              11,965                   -                  -
     Interest income                                          (55,135)            (65,572)                   -                  -
     Belgian taxes                                               9,248              12,192                   -                  -
                                                               -------           ---------             -------            -------
                                                             1,264,349           2,377,400             505,774            638,251
                                                               -------           ---------             -------            -------

LOSS BEFORE NON-CONTROLLING INTEREST                          (877,629)         (1,679,532)           (505,774)          (638,251)

NON-CONTROLLING INTEREST (NOTE 11)                              97,781             138,834                   -                  -
                                                               -------           ---------             -------            -------

NET LOSS                                                      (779,848)         (1,540,698)           (505,774)          (638,251)

RETAINED EARNINGS (DEFICIT),
     beginning of period                                    (3,415,282)         (2,654,432)           (132,477)                 -

----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT),
     end of period                                          (4,195,130)         (4,195,130)           (638,251)          (638,251)

==================================================================================================================================
EARNINGS (LOSS) PER SHARE                                        (0.01)              (0.01)              (0.01)             (0.02)

==================================================================================================================================

                             SEE ACCOMPANYING NOTES

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          JAN. 1 TO            JAN. 1 TO
                                                                                           JUNE 30,             JUNE 30,
                                                                                             2000                 1999
                                                                                               $                    $
                                                                                                                (NOTE 14)
----------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES
       Net loss                                                                               (1,540,698)          (638,251)
       Add items not affecting cash
          Depreciation and amortization                                                          781,748                  -
          Non-controlling interest                                                              (138,834)                 -
                                                                                                --------           --------
                                                                                                (897,784)          (638,251)
       Net changes in non-cash operating accounts
          Accounts receivable                                                                   (467,692)                 -
          Inventory                                                                               39,667                  -
          Work in progress                                                                       (30,011)                 -
          Prepaid expenses                                                                      (164,030)                 -
          Accounts payable                                                                        42,435            307,697
          Deferred revenue                                                                       138,600                  -
          Short-term loan                                                                         67,999                  -
                                                                                                --------           --------
                                                                                              (1,270,816)          (330,554)
                                                                                                --------           --------
FINANCING ACTIVITIES
       Due to related parties                                                                   (812,848)           365,824
       Issuance of share capital                                                              11,947,046                  -
       Capital lease obligations                                                                  34,771                  -
       Long-term debt                                                                            234,250                  -
       Non-controlling interest                                                                  918,502                  -
       Shareholder loan                                                                        2,200,000                  -
                                                                                                --------           --------
                                                                                              14,521,721            365,824
                                                                                                --------           --------
INVESTING ACTIVITIES
       Purchase of fixed assets                                                                  (89,774)           (34,247)
       Purchase of Schelfhout                                                                 (3,000,000)                 -
       Deposits on the acquisition of Kwatrobox                                                 (322,241)                 -
                                                                                                --------           --------
                                                                                              (3,412,015)           (34,247)
                                                                                                --------           --------

INCREASE IN CASH                                                                               9,838,890              1,023

CASH, beginning of period                                                                        368,314                  1
-----------------------------------------------------------------------------------------------------------------------------------

CASH, end of period                                                                           10,207,204              1,024

====================================================================================================================================

                             SEE ACCOMPANYING NOTES

                          E-AUCTION GLOBAL TRADING INC.

                                        .
                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

             Application  of  reverse   takeover   accounting   results  in  the
             following:

            i) The consolidated financial statements of the combined entity are issued under the name of the legal parent, e-Auction Global Trading Inc. (formerly Kazari International Inc.), but are considered a continuation of the financial statements of the legal subsidiary (Barbados).

            ii) As  Barbados  is  deemed  to  be  the  acquirer  for  accounting purposes, its assets and liabilities are included in the consolidated financial statements of the continuing entity at their carrying value.

            iii)The  34,500,000  shares  issued are deemed to be issued on April
                30, 1998, the date of incorporation of Barbados.

       b)    Principles of consolidation

             The accompanying financial statements consolidate the accounts of the Company and its wholly owned subsidiaries: Aucxis N.V. (formerly e-Auction Belgium N.V.), and their wholly owned subsidiary; Schelfhout Computer Systemen N.V. and their 99% owned subsidiary SDL Invest N.V.; e-Auction Global Trading Inc. (Barbados) and their wholly owned subsidiary Aucxis Corp. (formerly e-Auction Global Trading Inc. (Canada)); V-Wholesaler.com B.V. and the Company's 50.01% interest in e-Auction Australasia Limited.

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

       b)     Loss per common share

              The weighted average number of shares used for calculating loss per share is 60,074,118 (1999 - 28,955,359).

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

       d)     Financial instruments

              The Company's financial instruments consist of cash, short term deposits, accounts receivable, accounts payable, financial debts, short-term loan, due to related parties and obligations under capital lease, the fair market value of which approximates their carrying value.

       e)     Amortization

              Amortization of capital assets and goodwill. Amortization is provided at the following annual rates:

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

                          E-AUCTION GLOBAL TRADING INC.

                                        .
                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

--------------------------------------------------------------------------------
3.     SIGNIFICANT ACCOUNTING POLICIES - CONT'D
--------------------------------------------------------------------------------

       g)     Non-controlling interest

              Non-controlling   interest,   as  stated  on  the  balance  sheet,
              represents the carrying value in the net assets of minority shareholders of the Company's subsidiaries. The balance is increased or decreased by the minority shareholders' percentage of the subsidiaries' earnings or losses during the period.

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

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

--------------------------------------------------------------------------------
  4.     CAPITAL ASSETS
--------------------------------------------------------------------------------

                                                                                   2000                          1999
                                                                                     $                             $
                                                                   ----------------------------------------- ------------------
                                                                                Accumulated
                                                                   Cost         Amortization          Net             Net
                                                                   ----         ------------          ---             ---
         Land and buildings                                       483,916           25,321         458,595                  -
         Equipment and furniture                                   75,454            6,372          69,082                  -
         Software  *                                               12,329                -          12,329             34,247
         Vehicles                                                 216,797           32,963         183,834                  -
                                                                  -------           ------         -------             ------

                                                                  788,496           64,656         723,840             34,247
                                                                  =======           ======         =======             ======


             *  The  software  is  currently   not  in  use  and   therefore  no
             amortization has been claimed.

          Included in vehicles are assets under capital lease with a cost of $83,627. Accumulated amortization on these vehicles totals $6,704.

--------------------------------------------------------------------------------
  5.   ACQUISITION OF SHELFHOUT COMPUTER SYSTEMEN N.V.
--------------------------------------------------------------------------------

                                                  2000        1999
                                                  ----        ----
                                                    $           $

      Goodwill                                7,267,159           -
      Less: accumulated amortization            726,000           -
                                              ---------  ------------
                                              6,541,159
                                              =========  ============

       On January 7, 2000 the Company completed the purchase of 100% of the issued and outstanding shares of Schelfhout Computer Systemen N.V. ("Schelfhout"). The acquisition has been accounted for using the purchase method.

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

--------------------------------------------------------------------------------
  5.   ACQUISITION OF SHELFHOUT COMPUTER SYSTEMEN N.V. - CONT'D
--------------------------------------------------------------------------------

       The following represents a summary of the acquisition of Schelfhout:

                                                                                          $                    $
                                                                                       ----------         ----------
      Purchase price                                                                                       7,636,364

      Net tangible assets of SCS acquired
          Total assets                                                                  2,231,733
          Less:  Liabilities                                                           (1,862,528)           369,205
                                                                                       ----------         ----------

      Excess of purchase price over net tangible assets, being goodwill                                    7,267,159
                                                                                                           =========

       The purchase price is $7,636,364 and is to be paid as follows:

                                                                                          $

      Refundable deposit                                                                1,000,000    paid
      Cash on closing                                                                   3,000,000    paid
      Common shares at fair value
         issued on closing (3,636,364)                                                  3,636,364    issued
                                                                                        ---------

                                                                                        7,636,364
                                                                                        =========

       The 3,636,364 common shares are not free trading and are subject to a timed release formula which allows for release of 454,545 shares worth $750,000 on each of the 6, 12, 18 and 24 month anniversary of the closing and 606,061 shares with a deemed value of $1,000,000 on each of the 36, 48 and 60 month anniversary of the closing. If the Company's shares are not freely trading on any given release date the equivalent cash is to be paid by the Company and the shares returned to the treasury.

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

--------------------------------------------------------------------------------
  6.   DEPOSITS ON ACQUISITION OF KWATROBOX
--------------------------------------------------------------------------------
                                                            2000        1999
                                                             $            $

      Cash issued to date (750,000 Dutch Guilders)        322,241           -
      Shares issued to date (500,000)                     739,884           -
                                                          -------
                                                                            -
                                                        1,062,125           -
                                                        =========  ==========

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)
--------------------------------------------------------------------------------
  6.   DEPOSITS ON ACQUISITION OF KWATROBOX - CONT'D
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
  7.   DEFERRED REVENUE
--------------------------------------------------------------------------------

                                                            2000         1999
                                                            ----         ----
                                                             $ 0          $
         Deferred revenue                                  721,212         -
                                                           =======      ========

       Deferred  revenue  relates  to  the  Company's  European   operations  of
installation of clock and cooling systems.

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

--------------------------------------------------------------------------------
  8.   DUE TO RELATED PARTIES
--------------------------------------------------------------------------------
                                                                     2000               1999
                                                                       $                  $

      Ventures North Investment Partners Inc. ("Ventures")           47,945            365,824
                                                                     ======            =======

       The majority of the Company's operations during 1999 were funded by Ventures. During the first quarter, Ventures converted approximately $591,000 of debt owed to it into common shares at a price of $0.50 per share. Ventures is related through significant common shareholdings. The amounts advanced were non-interest bearing with no fixed terms of repayment.

--------------------------------------------------------------------------------
  9.   LONG-TERM DEBT
--------------------------------------------------------------------------------

                                                                                       2000        1999
                                                                                        $           $
                                                                                       ----        ----
      Various bank loans for automobile purchases bearing interest at rates of 3.67% to 5.59%.  Monthly payments of 4,129 euro.  Due
      dates extend to June 15, 2003                                                  100,142          -

      Bank loan with interest at 5.65% per annum.  Monthly payments of
      1,359 euro.  Due December 25, 2007                                              92,844          -

      Directors loan with interest at 5.65% per annum.  Monthly payments of
      446 euro.  Due July 1, 2009                                                     41,264          -
                                                                                    --------   --------
                                                                                     234,250          -
      Less:  current portion                                                          53,029          -
                                                                                    --------   --------

                                                                                     181,221                  -
                                                                                     =======  ============    =

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)


--------------------------------------------------------------------------------
  10.  OBLIGATIONS UNDER CAPITAL LEASE
--------------------------------------------------------------------------------

                                                          2000        1999
                                                           $            $

      Obligations under capital lease                     34,771         -
      Less: current portion                                8,304         -
                                                         -------    -------

                                                          26,467         -
                                                         =======    =======

       Future minimum payments due:

                                                                $

               2001                                         10,819
               2002                                          8,928
               2003                                          8,928
               2004                                          7,740
                                                             -----
                                                            36,415

               Less: amount representing interest            1,644
                                                         ---------

                                                            34,771
                                                            ======

--------------------------------------------------------------------------------
  11.  NON-CONTROLLING INTEREST
--------------------------------------------------------------------------------

       The Company is the majority owner (50.01%) of e-Auction Australasia Limited ("Australasia"). The non-controlling interest represents the interest of the minority shareholders of Australasia as at June 30, 2000 as follows:

       Non-controlling interest at acquisition             $ 918,502
       Less: share of current period earnings(loss)         (138,834)
                                                            --------

       Non-controlling interest, end of period             $ 779,668
                                                            ========

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

--------------------------------------------------------------------------------
  12.  SHARE CAPITAL AND CONTRIBUTED SURPLUS
--------------------------------------------------------------------------------

       a)     Authorized - 250,000,000 common shares with a par value of $0.001

                                                                    NUMBER OF                         CONTRIBUTED      TOTAL
                                                                     SHARES              $              SURPLUS          $
                                                                   ----------          ------        ----------      ----------
      b)     Issued - balance, beginning of period                 39,820,000          39,820          (39,819)               1
                                                                    ---------           -----         ---------       ---------
             Private placement (iii)                               16,591,815          16,592         8,279,315       8,295,907
             Commission                                               327,878             328           163,612         163,940
             Less: issue costs and commission                                                         (327,332)        (327,332)

             Millenium advisors (iv)                                  197,219             197           999,803       1,000,000

             Schelfhout Acquisition (v)                             3,636,364           3,636         3,632,728       3,636,364
             Deposits on acquisition of Kwatrobox (vi)              1,100,000           1,100         1,626,654       1,627,754
             Private placement                                      4,072,639           4,073         7,495,927       7,500,000
             Less:  issue costs                                             -               -         (85,000)         (85,000)
                                                                    ---------           -----         ---------       ---------
                                                                   25,925,915          25,926        21,785,707      21,811,633
                                                                    ---------           -----         ---------       ---------

                                                                   65,745,915          65,746        21,745,888      21,811,634

             Less: allocated to redeemable common stock                     -               -       (3,636,364)      (3,636,364)
                       held in treasury (vi)                         (600,000)          (600)         (887,266)        (887,866)
                                                                    ---------           -----         ---------       ---------

             Balance, end of period                                65,145,915          65,146        17,222,258      17,287,404
                                                                   ==========          ======        ==========      ==========

       c)    Share capital and contributed surplus since inception

                                                                                                              CONTRIBUTED SURPLUS
                  DATE ISSUED                    NUMBER OF SHARES                        $                                 $
                  -----------                    ----------------                     -------                 -------------------
             April 30, 1998 (i)                         34,500,000                      34,500                          (34,500)
             February 26, 1999 (ii)                      5,320,000                       5,320                           (5,319)
             January 7, 2000 (iii)                      16,919,693                      16,920                        8,115,595
             January 7, 2000 (iv)                          197,219                         197                          999,803
             January 10, 2000 (v)                        3,636,364                       3,636                        3,632,728
             June 5, 2000 (vi)                             500,000                         500                          739,388
             June 22, 2000                               4,072,639                       4,073                        7,410,927
                                                         ---------                       -----                        ---------
                                                        65,145,915                      65,146                       20,858,622
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

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)
--------------------------------------------------------------------------------
  12.  SHARE CAPITAL AND CONTRIBUTED SURPLUS - CONT'D
--------------------------------------------------------------------------------


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

             (iv) On August 13, 1999, in consideration  for a loan of $1 million by Millennium Advisors Inc. to e-Auction, Millennium received 197,219 common shares of the Company with a deemed value of $1,000,000 as a financing and interest fee. These shares were issued in January, 2000.

             (v) On January 10, 2000, the Company issued 3,636,364 shares of common stock to the former shareholders of Schelfhout as partial consideration for the purchase by the Belgium subsidiary of the Company of all of the shares of Schelfhout. The deemed price per share for accounting purposes was $1.00. As there are put provisions in the purchase agreement the Company has recorded a portion of the shares under the heading `Redeemable common stock'.

           (vi) During the period the Company issued 1,100,000 shares in connection with its acquisition of Kwatrobox. 500,000 of the shares were released to the vendors and the remaining 600,000 are being held in treasury subject to the release conditions. As at October 2, 2000 the acquisition is not yet complete. (SEE NOTE 6)

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                 (IN U.S. FUNDS)

--------------------------------------------------------------------------------
  12.  SHARE CAPITAL AND CONTRIBUTED SURPLUS - CONT'D
--------------------------------------------------------------------------------

       d)    Stock options

             On March 1, 1999, and amended on March 13, 2000 the Company adopted a stock option plan which reserved 9,000,000 shares. Vesting requirements are determined by a Committee when the options are granted. No option may be exercisable after 10 years. The exercise price of an option may not be less than the fair market value on the date of grant.

                 DATE OF GRANT                  NUMBER         EXERCISE PRICE          EXPIRY DATE       RESTRICTIONS
                 -------------                  ------         --------------          -----------       ------------
             March 1, 1999                        1,000,000            $0.01        December 1, 2003        None
             December 1, 1999                     3,000,000            $0.85        December 1, 2009        None
             December 1, 1999                        50,000            $0.85        December 1, 2009        Vest over 3 years
             January 20, 2000                       300,000            $2.00        January 20, 2010        None
             April 24, 2000                         100,000            $2.00        April 24, 2010          Vest over 3 years
             May 2, 2000                          1,825,000            $2.00        May 2, 2010             Various

           The weighted average exercise price of the options is $1.13/share.

           The weighted average grant date fair value of options granted during the period is as follows:

             -  Exercise price equals fair market value                $2.22
             -  Exercise price exceeds fair market value               $0.70
             -  Exercise price less than fair market value             $0.00

           The Company has not recognized compensation expense for its stock-based awards to employees. The following reflects proforma net income and loss per share had the Company elected to adopt the fair value approach of SFAS 123:

                                                                                                  2000           1999
                                                                                                    $              $
                                                                                                  ----           ----
             Net loss
               As reported                                                                     (1,540,698)             -
               Proforma                                                                        (3,366,906)    2,890,300)

             Basic and diluted loss per share
               As reported                                                                          (0.03)             -
               Proforma                                                                             (0.05)        (0.12)

           The estimated fair value of each option  granted is calculated  using
           the   Black-Scholes   option-pricing   model.  The  weighted  average
           assumptions used in the model were as follows:

                                                                                                   2000           1999

             Risk-free interest rate                                                                  6%             5%
             Expected years until exercise                                                            8              8
             Expected stock volatility                                                            36.85%          36.8%
             Dividend yield                                                                           0%             0%

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                 (IN U.S. FUNDS)

--------------------------------------------------------------------------------
  13.  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

                                                                                                       2000       1999
                                                                                                        $           $
                                                                                                      -------    ------
      Expenses paid on behalf of the Company and allocations of expenses charged to the Company by companies with significant common
      shareholdings and common directors                                                              67,145     132,477

      Financing fee paid to Millennium Advisors Inc., a company related through
      a common director.  Paid through the issuance of 197,219 common shares                       1,000,000           -

      A finders fee in connection with the shareholder's loan was paid to a
      shareholder                                                                                    200,000           -

      Interest in connection with the shareholder's loan was paid                                     21,698           -

      Management fees paid to a company controlled by two directors                                  158,400           -

       Included in accounts payable and accrued liabilities is $431,398 and included in long-term debt is $41,264 owing to two directors of Schelfhout.

--------------------------------------------------------------------------------
  14.  COMPARATIVE FIGURES
--------------------------------------------------------------------------------

       Comparative figures are for the period from January 1, 1999 to June 30, 1999 of e-Auction Global Trading Inc. Certain of the comparative figures have been reclassified to conform to the current presentation. The comparative figures were prepared by management.

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                 (IN U.S. FUNDS)

--------------------------------------------------------------------------------
15.    CONTINGENCIES
--------------------------------------------------------------------------------


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

                         E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                (IN U.S. FUNDS)

--------------------------------------------------------------------------------
16.    SEGMENTED INFORMATION
--------------------------------------------------------------------------------

                                                                                                     INDUSTRY A
                                                                                                    NORTH AMERICA

                                                                                            2000                    1999
                                                                                               $                      $
                                                                                            ----                    ----
           Revenue outside the Company                                                              -                        -
           Segmented operating loss                                                        (1,408,485)               (638,251)
           Identifiable assets                                                             10,685,661                   35,271
           Capital expenditure                                                                 39,731                        -
           Amortization                                                                       728,400                        -


                                                                                                       INDUSTRY B
                                                                                                         EUROPE
                                                                                            2000                    1999
                                                                                               $                      $
                                                                                            ----                    ----

           Revenue outside the Company                                                      1,979,919                        -
           Segmented operating profit                                                           6,565                        -
           Identifiable assets                                                              8,969,272                        -
           Capital expenditure                                                                 50,179                        -
           Amortization                                                                        51,522                        -


                                                                                                       INDUSTRY C
                                                                                                        AUSTRALIA
                                                                                            2000                    1999
                                                                                               $                      $
                                                                                            ----                    ----

           Revenue outside the Company                                                              -                        -
           Segmented operating loss                                                          (277,612)                       -
           Identifiable assets                                                                566,794                        -
           Capital expenditure                                                                 62,582                        -
           Amortization                                                                         1,826                        -

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                 (IN U.S. FUNDS)


--------------------------------------------------------------------------------
16.    SEGMENTED INFORMATION - CONT'D
--------------------------------------------------------------------------------

                                                                                      TOTAL

                                                                          2000               1999
                                                                             $                 $
                                                                          ----               ----
           Revenue outside the Company                                   1,979,919                -
           Segmented operating loss                                     (1,679,532)               -
           Identifiable assets                                          20,221,727        (638,251)
           Capital expenditure                                             152,492           35,271
           Amortization                                                    781,748                -

       For the purpose of segmented information as presented above, goodwill arising from the acquisitions of subsidiaries are included in the identifiable assets of the geographic segments of the subsidiaries.


--------------------------------------------------------------------------------
17.    SUPPLEMENTAL NON-CASH INFORMATION
--------------------------------------------------------------------------------
       During the period the Company issued 3,636,364 common shares with a deemed value of $3,636,364 in connection with the acquisition of Schelfhout Computer Systemen N.V.

       The Company issued 197,219 common shares with a deemed value of $1,000,000 to Millennium Advisors Inc. as payment of a financing and interest fee.

       The Company issued 8,026,456 common shares to a related party to settle various debts totaling $4,013,228 and issued 327,878 shares with a deemed value of $163,940 to pay commission on a private placement.

       The Company issued 500,000 common shares with a deemed value of $739,884 in connection with its investment in Kwatrobox B.V.

       The Company acquired a vehicle with a cost of $42,362 through a capital lease.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

         The  Company  currently  has  a  wholly  owned  subsidiary,   e-Auction
(Barbados), which in turn has one wholly owned subsidiary, Aucxis Corp. (Canada). The Company also owns Aucxis Corp. (Belgium), directly, which in has one wholly owned subsidiary, Schelfhout Computer Systemen N.V., a Belgium company. The Company has a 50.01% ownership interest in e-Auction Australasia Pay Limited, an Australian Company.

HIGHLIGHTS OF THE QUARTER

         Revenue for the six months ended June 30, 2000 was $1,979,919 compared to $0 for the six months ended June 30, 1999. Revenue for the three months ended June 30, 2000 was $951,084 compared to $0 in the three months ended June 30, 1999. The increase in revenue was a result of the Company's acquisition of Schelfhout Computer Systemen, N.V. in January 2000. Schelfhout derives its revenues from the development and installation of clock systems, cooling installations and maintenance for auction halls.

         Net loss for the six months ended June 30, 2000 was $1,540,698, as compared to a loss of $638,251 in the corresponding six month period ended June 30, 1999. Net loss for the three months ended June 30, 2000 was $779,848, as compared to $505,774 in the similar three months ended June 30, 1999. The increase in net loss for the six months is largely attributable to an increase in depreciation and amortization of $781,748.

         The Company completed a strategic partnership with ABN AMRO Capital Investments (Belgie) N.V. to provide integrated financial services to our perishable commodity auction houses. The Company and ABN AMRO will jointly develop the Internet-based system to provide financial services including foreign exchange, credit management and settlement services.

LIQUIDITY AND CAPITAL RESOURCES

         During the second quarter ended June 30, 2000, the Company successfully raised new capital through the issuance of 4,072,639 shares of its common stock, generating gross proceeds of approximately $7,500,000. The deal was fully underwritten by ABN AMRO Capital Investments (Belgium) NV, the Belgian venture capital vehicle of ABN AMRO. The Company will use the equity investment to further its business plan. In addition, Bart Sonck, Managing Director of the ABN AMRO Capital Investments (Belgium) NV, joined the Company's board of directors.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

         On June 22, 2000, the Company issued 4,072,639 shares of common stock to ABN AMRO Capital Investments (Belgie) N.V. The purchase price for the shares of the common stock was $1.842, resulting in proceeds to the Company of approximately $7,500,000. The offering was made in an off-shore transaction to the purchaser who certified that it (i) was not a U.S. person, (ii) was not acquiring the securities for the account or benefit of any U.S. person, (iii) was an accredited or sophisticated purchaser and (iv) agreed to resell the securities only in compliance with Regulation S ("Regulation S") as promulgated by the SEC under the Securities Act of 1933, as amended (the "Act"). The Investor understands that it must hold the shares for an indefinite period of time unless the sale or other transfer thereof is subsequently registered under the Securities Act or an exemption from such registration is available at that time. In issuing the above referenced securities, the Company relied on the exemption afforded by Section 4(2) of the Act and Regulation S, as transactions by an issuer not involving any public offering to a non-US person in an off-shore transaction.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

         There were no matters submitted for a vote of securities holders during the three months ended June 30, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

EXHIBIT #            EXHIBIT NAME
---------            ------------

Exhibit 27           Financial Data Schedule

         In accordance with the requirements of the Exchange Act 0f 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 11, 2000             e-Auction Global Trading Inc.



                                    By: /s/ David W.A. Hackett
                                        ---------------------------------------
                                        David W.A. Hackett
                                        Chief Financial Officer (Duly Authorized
                                        Officer)