Form 10QSB
period 2000-09-30
E AUCTION GLOBAL TRADING INC
filed 2000-11-14
CIK 1102233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                   QUARTERLY REPORTS OF SMALL BUSINESS ISSUERS

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

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

        220 King Street West, Suite 200 Toronto, Ontario, M5H 1K4 Canada.
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                  416-214-1587
                                  ------------
                           (Issuer's telephone number)

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

Applicable  only to  corporate  issuers

As of November 10, 2000 there were 65,745,915 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one); Yes......No....X....

                          E-AUCTION GLOBAL TRADING INC.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                        PAGE
Item 1.  Financial Statements                                                                            3

     Consolidated Balance Sheet at September 30, 2000 and December 31, 1999                              4

     Consolidated  Statements of Operations and Deficit for the nine months ended September 30,          5
     2000 and 1999

     Consolidated  Statements  of Cash Flows for the nine months ended  September  30, 2000 and          6
     1999

     Notes to Consolidated Financial Statements                                                          7

Item 2.  Managements' Discussion and Analysis of Financial Condition and Results of Operations          14

Part II. Other Information                                                                              15

Item 1.  Legal Proceedings                                                                              15

Item 2.  Changes in Securities and Use of Proceeds                                                      15

Item 6.  Exhibits and Reports on Form 8-K                                                               16

SIGNATURES                                                                                              16

ITEM 1.  Financial Statements

                          E-AUCTION GLOBAL TRADING INC.

                             (A NEVADA CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)

                                 (IN U.S. FUNDS)

                          E-AUCTION GLOBAL TRADING INC.
                             (A NEVADA CORPORATION)
                 CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2000
                           (UNAUDITED, IN U.S. FUNDS)

-------------------------------------------------------------------------------------------------------------

                                                                           SEPTEMBER 2000         DECEMBER 1999
                                                                                   $                   $

                                     ASSETS

CURRENT ASSETS
      Cash and short-term deposits                                                 7,838,378           4,179,394
      Accounts receivable                                                          1,109,737                   -
      Inventory                                                                      279,560                   -
      Work in progress                                                                74,725                   -
      Prepaid expenses                                                                73,681                   -
      Demand loan receivable
                                                                                    749,668                    -
                                                                                  ----------         ----------
                                                                                  10,125,749           4,179,394

DEPOSITS ON ACQUISITION OF SCHELFHOUT                                                      -           1,000,000
DEPOSITS ON ACQUISITION OF KWATROBOX                                               1,062,125                   -
FIXED ASSETS                                                                         775,547              34,247

GOODWILL                                                                           6,178,159                   -
-----------------------------------------------------------------------------------------------------------------
                                                                                  18,141,580           5,213,641
-----------------------------------------------------------------------------------------------------------------

                                   LIABILITIES

CURRENT LIABILITIES
      Accounts payable and accruals                                                1,512,978             749,050
      Due to Ventures North Investment Partners                                        3,393             860,793
      Deferred revenue                                                               457,084             200,000
      Current portion of long-term debt                                               67,692                   -
      Shareholder loan                                                                     -           2,200,000
      Subscription receipts                                                                -           1,858,229
      Loan payable                                                                         -           2,000,000
                                                                                  ----------         ----------
                                                                                   2,041,148           7,868,072
CONTINGENCIES (NOTE 7)
LONG-TERM DEBT                                                                       225,934                   -
                                                                                  ----------
                                                                                   2,267,082                   -
REDEEMABLE COMMON STOCK                                                            3,636,364                   -
NON-CONTROLLING INTEREST                                                             667,262                   -
                              SHAREHOLDERS' EQUITY
SHARE CAPITAL                                                                          61,510                  1
ADDITIONAL PAID IN CAPITAL                                                         17,225,894                  -
CUMMULATIVE TRANSLATION ADJUSTMENT                                                     65,485                  -
DEFICIT                                                                           (5,782,017)        (2,654,432)
                                                                                  ----------         ----------
                                                                                   11,570,872        (2,654,431)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
                                                                                   18,141,580          5,213,641
-----------------------------------------------------------------------------------------------------------------

   THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          E-AUCTION GLOBAL TRADING INC.
                             (A NEVADA CORPORATION)
                CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                           (UNAUDITED, IN U.S. FUNDS)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    2000                1999         2000              1999
                                                                     $                    $             $                $
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                              951,401                   -      2,931,321                  -
COST OF GOODS SOLD                                                   521,342                   -      1,803,393                  -
                                                                   ---------           ---------      ---------          ---------
GROSS MARGIN                                                         430,060                   -      1,127,928                  -

EXPENSES

     Consulting                                                      995,297             103,833      1,232,999            195,463
     Salaries and benefits                                           412,491             140,747      1,218,392            322,083
     Sales, general and administrative                               303,062           1,313,755        896,527          1,679,040
     Depreciation and amortization                                   413,141                   -      1,194,889                  -
     Interest income                                               (119,834)                   -      (173,441)                  -
     Tax expense                                                      56,571                   -         68,763                  -
                                                                   ---------           ---------      ---------          ---------
                                                                   2,060,728           1,558,335      4,438,129          2,196,586
                                                                   ---------           ---------      ---------          ---------

LOSS BEFORE NON-CONTROLLING INTEREST                             (1,630,668)         (1,558,335)    (3,310,201)        (2,196,586)
NON-CONTROLLING INTEREST                                              43,782                   -        182,616                  -
                                                                   ---------           ---------      ---------          ---------

NET LOSS                                                         (1,586,886)         (1,558,335)    (3,127,585)        (2,196,586)

Unrealized foreign exchange gain                                     65,485                   -         65,485                  -
Comprehensive loss                                               (1,521,401)                  -     (3,062,100)                 -

DEFICIT        beginning of period                               (4,195,131)            (638,251)    (2,654,432)                 -
-----------------------------------------------------------------------------------------------------------------------------------
DEFICIT        end of period                                     (5,782,017)         (2,196,586)    (5,782,017)        (2,196,586)
===================================================================================================================================
EARNINGS (LOSS) PER SHARE                                              (0.02)             (0.04)         (0.05)             (0.07)
===================================================================================================================================

   THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          E-AUCTION GLOBAL TRADING INC.
                             (A NEVADA CORPORATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                           (UNAUDITED, IN U.S. FUNDS)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                                                       2000                 1999
                                                                                                        $                    $
-----------------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR)
OPERATING ACTIVITIES
       Net loss                                                                                       (3,127,585)        (2,196,586)
       Add items not affecting cash
          Interest                                                                                         21,698                  -
          Depreciation and amortization                                                                 1,194,889                  -
          Non-controlling interest                                                                      (182,616)                  -
                                                                                               ------------------------------------
                                                                                                      (2,093,614)        (2,196,586)
       Net changes in non-cash operating accounts
          Accounts receivable                                                                         (1,109,738)                  -
          Inventory                                                                                     (279,559)                  -
          Work in progress                                                                               (74,725)                  -
          Prepaid expenses                                                                               (73,681)                  -
          Accounts payable                                                                                743,726          1,503,994
          Deferred revenue                                                                                257,084                  -
                                                                                               ------------------------------------
                                                                                                      (2,630,507)          1,503,994
                                                                                               ------------------------------------
FINANCING ACTIVITIES
       Due to related parties                                                                           (266,140)            726,901
       Issuance of share capital                                                                        9,876,217          1,000,000
       Long-term debt                                                                                     228,459                  -
       Non-controlling interest                                                                           849,878                  -
                                                                                               ------------------------------------
                                                                                                       10,688,414          1,726,901
                                                                                               ------------------------------------
INVESTING ACTIVITIES
       Purchase of fixed assets                                                                         (374,254)           (34,247)
       Purchase of Schelfhout                                                                         (3,000,000)        (1,000,000)
       Deposits on the acquisition of Kwatrobox                                                       (1,071,793)                  -
                                                                                               ------------------------------------
                                                                                                      (4,446,047)        (1,034,247)
                                                                                               ------------------------------------
INCREASE IN CASH                                                                                        3,611,860                 62
Effect of foreign exchange on cash                                                                         47,124                  -

CASH, beginning of period                                                                               4,179,394                  1
------------------------------------------------------------------------------------------------------------------------------------
CASH, end of period                                                                                     7,838,378                 63
===================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION (NOTE 10).

   THE ACCOMPANYING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          E-AUCTION GLOBAL TRADING INC.
                             .(A NEVADA CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                           (UNAUDITED, IN U.S. FUNDS)

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

       The Company's continued operations may be dependant upon its ability to obtain financing from other sources and its ability to achieve future profitability. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. Accordingly, they do not purport to give effect to adjustments, if any, that may be necessary should the Company be unable to continue operations and therefore, be required to realize its assets and discharge its liabilities and commitments in other than the ordinary course of business.


--------------------------------------------------------------------------------
2.     ORGANIZATION AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

       a)    Reverse takeover

             Pursuant to a Share Exchange Agreement dated February 26, 1999, e-Auction Global Trading Inc. (formerly Kazari International Inc.) ("Nevada"), a Nevada company, acquired 100% of the issued and outstanding shares of e-Auction Global Trading Inc., ("Barbados"), a Barbados company, in exchange for 34,500,000 common shares of Nevada. As a result of the transaction, control of the Company passed to Barbados. Accordingly, the share exchange has been accounted for as a reverse takeover of Nevada by Barbados.

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

--------------------------------------------------------------------------------
3.     SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------


a)       Foreign currency translation

         The Company's functional currencies are Euros, Australian dollars, and U.S. dollars; and its reporting currency is in U.S. dollars. In accordance with SFAS 52 all foreign currency transactions are translated using the exchange rate in effect at the date of the transaction. At each balance sheet date, recorded balances denominated in a currency other than U.S. dollars are adjusted to reflect the period end exchange rate. Assets and liabilities of operations with functional currencies other than United States dollars are translated at the exchange rate prevailing at the balance sheet date, and the results of their operations are translated at average exchange rates for the year. The resulting translation adjustments are reflected in a component of shareholders' equity (deficit) in the accompanying consolidated financial statements.

b)       Measurement uncertainty

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

c)       Financial instruments

         The Company's financial instruments consist of cash, short term deposits, accounts receivable, accounts payable, financial debts, short-term loan, and due to related parties, the fair market value of which approximates their carrying value, due to the short term nature and normal trade terms.

d)       Fixed assets

         Capital assets are recorded at the lower of cost less accumulated amortization and net realizable value. Capital assets and goodwill are amortized from the date of acquisition and is provided at the following rates:

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

         The company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

e)       Related party transactions

         Related party transactions are recorded at their exchange amounts which approximate fair market value.

f)       Non-controlling interest

         Non-controlling interest, as stated on the balance sheet, represents the carrying value in the net assets of minority shareholders of the Company's subsidiaries. The balance is increased or decreased by the minority shareholders' percentage of the subsidiaries' earnings or losses during the period.

g)       Income taxes

              The company provides for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities  are  determined  based  on  differences  between  the financial reporting and income taxes bases of assets and liabilities and are measured using enacted tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

h)       Revenue recognition

              The Company recognizes revenue from license fees related to software sales upon the signing of the specific agreement and the delivery of software to the purchaser. Royalties are recognized in the period it is earned.

              The Company follows the completed contract method for recognizing revenues earned from clock and cooling systems installation. The application is reasonable given majority of contracts are short term in nature. Cost of sales relating to the clock and cooling systems installation include only costs directly related to the specific contracts. Revenue earned from maintenance contracts related to software sales are recognized on a straight line basis over the life of the contract.

i)       Inventory and work in progress

              Raw materials and consumables inventories are stated at the lower of cost or market with cost being determined using the weighted average cost of inventory. Obsolete or defective inventories are reduced to net realizable value. Write-downs of inventories are recorded on the basis of age and turnover of inventory according to the judgment of management.

              The work in progress represents only direct costs including raw materials and labour.


--------------------------------------------------------------------------------
  4.   ACQUISITION OF SHELFHOUT COMPUTER SYSTEMEN N.V.
--------------------------------------------------------------------------------

       On January 10, 2000, the Company completed the purchase of 100% of the issued and outstanding shares of Schelfhout Computer Systemen N.V. (SCS), a Belgium company which supplies clocks and cooling systems to auction houses. The Company acquired the shares of SCS in exchange for 3,636,364 common shares and cash of $4,000,000. The common shares have been valued at $3,636,364, based on their estimated fair value at January 10, 2000. Fair value has been determined based on the cash price paid for stock in a contemporaneous private placement, the put feature related to the shares issued to acquire SCS and the market price of the Company's stock around the acquisition date.

       The following is a summary of the purchase:

      Consideration                                         7,636,364
      Less: net tangible assets of SCS                        369,205
                                                            ---------
                                                            7,267,159


       The net tangible assets of SCS at January 10, 2000 are comprised of the following: cash of approximately $280,000; other working capital amounts of approximately $1.2 million; capital assets of approximately $300,00; current liabilities of approximately $1.24 million and loans payable of approximately $170,000.

       The purchase price of $7,636,364 was paid as follows:

                                                                                     $
      Refundable deposit paid in 1999                                              1,000,000
      Cash on closing (January 2000)                                               3,000,000
      Common shares at fair value issued on January, 2000 (3,636,364)              3,636,364
                                                                                   ---------
                                                                                   7,636,364
                                                                                   =========

       The 3,636,364 common shares issued are not free trading at the time of issue and are subject to a timed release formula which allows for release of 454,545 shares, redeemable at $1.65 per share, on each of the 6, 12, 18 and 24 month anniversary of the closing and 606,061 shares, redeemable at $1.65 per share, on each of the 36, 48 and 60 month anniversary of the closing. If the Company's shares are not freely trading on any given release date the shares are to be redeemed at their redemption price of $1.65 per share. If the Company is required to repurchase shares issued, additional goodwill will arise.

       As at November 10, 2000 the shares of the Company are not freely trading and the Company has not advanced the required sum of $750,000 in lieu of the release of 454,545 common shares per the purchase agreement.


--------------------------------------------------------------------------------
  5.   SHARE CAPITAL AND CONTRIBUTED SURPLUS
--------------------------------------------------------------------------------


       a)     Authorized - 250,000,000 common shares with a par value of $0.001

                                                                                                      ADDITIONAL
                                                                 NUMBER OF                             PAID-IN             TOTAL
                                                                  SHARES                  $            CAPITAL $              $

      b)     Balance December 31, 1998                              34,500,000          34,500          (34,499)               1
             Cancel outstanding shares                            (34,500,000)        (34,500)           34,499)             (1)
             Issue new shares                                       39,820,000          39,820          (39,819)               1
                                                             ------------------ --------------- ----------------- ---------------
             Balance December 31, 1999                              39,820,000          39,820          (39,819)               1
             Issued common stock (i)                                 7,625,916           7,626         3,654,734       3,662,360
             Issued on exchange of warrants (i)                      8,965,899           8,966         4,297,250       4,306,216
             Issued as commission (i)                                  327,878             328           163,611         163,939
             Issued as a financing fee (ii)                            197,219             197           999,803       1,000,000
             Schelfhout (`SCS') Acquisition (Note 4)                 3,636,364           3,636         3,632,728       3,636,364
             Deposits on acquisition of Kwatrobox (iii)              1,100,000           1,100         1,626,654       1,627,754
             Private placement, net of issue costs (iv)              4,072,639           4,073         7,410,927       7,415,000
                                                             ------------------ --------------- ----------------- ---------------
                                                                    65,745,915          65,746        21,745,888      21,811,634
             Less: redeemable portion for SCS acquisition          (3,636,364)         (3,636)       (3,632,728)     (3,636,364)
                       held in treasury (vi)                         (600,000)           (600)         (887,266)       (887,866)
                                                             ------------------ --------------- ----------------- ---------------

             Balance, September 30, 2000                            61,509,551          61,510        17,225,894      17,287,405
                                                                    ==========          ======        ==========      ==========

(i) On January 7, 2000, through a private placement, the Company issued 7,625,916 common shares and 8,965,899 share purchase warrants, net of cash costs of $163,391 and an additional 327,878 common shares issued as a commission to an agent to the transaction. The Company raised net cash proceeds of $4,319,557 and issued shares to five companies who collectively settled Company debt with a face value of $3,812,958. The 8,965,899 share purchase warrants were immediately exchanged for common shares on a basis of one common share for each share purchase warrant. The investors included a related party and four parties related to this party through common shareholdings.

(ii) On August 13, 1999, in consideration for a loan of $1 million by Millennium Advisors Inc. to e-Auction, Millennium received 197,219 common shares of the Company with a deemed value of $1,000,000 as a financing and interest fee. These shares were issued in January 2000.

(iii) During the period the Company issued 1,100,000 shares in connection with its acquisition of Kwatrobox. 500,000 of the shares were released to the vendors and the remaining 600,000 are held in treasury subject to the release conditions. An additional 150,000 were issued upon closing on November 1, 2000 and will be held in treasury subject to release conditions. (SEE NOTE 11)

(iv) On June 22, 2000, the Company completed a private placement of 4,072,639 shares at $1.842 per share of common stock for proceeds, net of costs of $85,000, of $7,415,000.

       d)    Stock options

             On March 1, 1999, and amended on March 13, 2000 the Company adopted a stock option plan which reserved 9,000,000 shares. Vesting requirements are determined by a Committee when the options are granted. No option may be exercisable after 10 years. The exercise price of an option may not be less than the fair market value on the date of grant.

                                                                              Options for          Exercise Price
                                                                             Common Shares          per Share $
             Balance December 31, 1998                                                  -                    -
             Issued March 1, 1999                                               1,000,000                 0.01
             Issued August 29, 1999                                               250,000                 5.00
             Issued December 1, 1999                                            3,050,000                 0.85
                                                                     --------------------- --------------------
             Balance December 31, 1999                                          4,300,000                 0.90

             Cancelled during the year                                          (250,000)               (5.00)
             Cancelled during the year                                        (3,050,000)               (0.85)
             Issued August 24, 2000                                             6,388,000                $0.80
                                                                     --------------------- --------------------
             Balance September 30, 2000                                         7,388,000                 0.69
                                                                     --------------------- --------------------

           The weighted average grant date fair value of options granted during the period is as follows:

             -  Exercise price equals fair market value                   $0.00
             -  Exercise price exceeds fair market value                  $0.69
             -  Exercise price less than fair market value                $0.00

           The  Company  has  not  recognized   compensation   expense  for  its
stock-based awards to employees.


--------------------------------------------------------------------------------
  6.   COMPARATIVE FIGURES
--------------------------------------------------------------------------------

       Comparative figures for the Consolidated Statement of Operations and Deficit and the Consolidated Statement of Cash Flows are for the period from January 1, 1999 to September 30, 1999 and the Consolidated Balance Sheet as at December 31, 1999 are of e-Auction Global Trading Inc. Certain of the comparative figures have been reclassified to conform to the current presentation.

--------------------------------------------------------------------------------
7.     CONTINGENCIES
--------------------------------------------------------------------------------


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

           There is no recognition of the contingent loss in the period.

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

           Subsequent to quarter end, the California court dismissed the action. There is no recognition of the contingent loss in the period.


--------------------------------------------------------------------------------
8.     SEGMENTED INFORMATION
--------------------------------------------------------------------------------

                                                                                             INDUSTRY A, NORTH AMERICA
                                                                                            2000                      1999
                                                                                               $                         $
           Revenue outside the Company                                                              -                        -
           Segmented operating loss                                                       (1,848,888)              (2,196,586)
           Identifiable assets                                                              8,549,970                1,034,310
           Capital expenditure                                                                 68,671                        -
           Amortization                                                                             -                        -

                                                                                             INDUSTRY B, EUROPE
                                                                                            2000                      1999
                                                                                               $                         $

           Revenue outside the Company                                                      2,826,077                        -
           Segmented operating profit                                                     (1,056,320)                        -
           Identifiable assets                                                              9,056,248                        -
           Capital expenditure                                                                146,664                        -
           Amortization                                                                     1,190,589                        -


                                                                                             INDUSTRY C, AUSTRALIA
                                                                                            2000                      1999
                                                                                               $                         $

           Revenue outside the Company                                                        105,244                        -
           Segmented operating loss                                                         (355,459)                        -
           Identifiable assets                                                                535,363                        -
           Capital expenditure                                                                 77,121                        -
           Amortization                                                                         4,301                        -


                                                                                                        TOTAL
                                                                                            2000                      1999
                                                                                               $                         $
           Revenue outside the Company                                                     2,931,321                         -
           Segmented operating loss                                                      (3,310,201)               (2,196,586)
           Identifiable assets                                                            18,141,580                 1,034,310
           Capital expenditure                                                               292,456                         -
           Amortization                                                                    1,194,889                         -

       For the purpose of segmented information as presented above, goodwill arising from the acquisitions of subsidiaries are included in the identifiable assets of the geographic segments of the subsidiaries.

--------------------------------------------------------------------------------
9.     LOSS PER COMMON SHARE
--------------------------------------------------------------------------------

       The weighted average number of common shares used for calculating the basis loss per share is 61,703,137 (1999 - 32,616,703). Fully diluted loss per share is not reported as it would be antidilutive for the nine months ended September 30, 2000 and 1999.

--------------------------------------------------------------------------------
10.    SUPPLEMENTAL NON-CASH INFORMATION
--------------------------------------------------------------------------------

       During the period the Company issued 3,636,364 common shares with a deemed value of $3,636,364 in connection with the acquisition of Schelfhout Computer Systemen N.V.

       The Company issued 197,219 common shares with a fair value of $98,610 to Millennium Advisors Inc. as payment of a financing and interest fee, and realized a gain on extinguishments of $901,390.

       The Company issued 8,026,456 common shares to a related party to settle various debts totaling $4,013,228 and issued 327,878 shares with a deemed value of $163,940 to pay commission on a private placement.

       The Company issued 500,000 common shares with a deemed value of $739,884 in connection with its investment in Kwatrobox B.V.

--------------------------------------------------------------------------------
  11.  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

  DEPOSITS ON THE ACQUISITION OF KWATROBOX B.V.

       On June 5, 2000 the Company entered into a pledge agreement to purchase 100% of the issued and outstanding shares of Kwatrobox B.V. ("Kwatrobox") under the terms and conditions of the draft share purchase agreement. For the purpose of the payment schedule, the parties agreed the closing date of the share purchase agreement is deemed to be June 5, 2000, however the purchase was not completed until November 1, 2000.

       In connection with the purchase agreement, the Company agreed to pay the vendors 11,250,000 Dutch Guilders or $4,828,500 based on an agreed exchange rate of 0.292 at the June 5, 2000. The purchase price is payable in cash and common shares of the Company as follows:

      Date                                       Dutch Guilders                            Common Shares

      June 5, 2000                                  750,000 (paid)                         500,000 (issued)


      June 5, 2001                               2,250,000                                 600,000
      June 5, 2002                               1,000,000                                 150,000

       The amounts paid and shares issued at June 5, 2000 are non-refundable. Additionally, the Company is also committed to issuing up to 200,000 common shares to the vendors subject to Kwatrobox meeting performance requirements for a three-year period commencing June 5, 2000. As at November 10, 2000 no shares have been issued as the requirements have not been met.

                                                                      2000          1999
                                                                        $             $
                                                                      ----          ----

      Cash issued to date (750,000 Dutch Guilders)                   322,241            -
      Shares issued to date (500,000)                                739,884            -
                                                                   ---------    ---------
                                                                   1,062,125            -
                                                                   ---------    ---------
      Funds lent to Kwatrobox, payable on demand                     749,668            -
                                                                   ---------    ---------
                                                                   1,811,793            -
                                                                   =========    =========

At the time of preparation of these financial statements there is insufficient information available to determine the allocation of the purchase price to the assets and liabilities of Kwatrobox.


E-AUCTION AUSTRALASIA LIMITED

       On October 27, 2000 the shareholders of Hunter Capital Limited (Hunter), a public company on the Australian Stock Exchange, agreed to acquire the remaining shares of e-Auction Australasia Limited (EAA) through the issuance of Hunter common shares. Prior to the reverse take over the Company owned 50.01% of EAA, after giving effect to the reverse takeover of Hunter by EAA the Company has 50,100,447 shares of the total issued capital of Hunter of 103,915,029 or 48.2%. Subsequent to the reverse takeover Hunter changed its name to Aucxis Ltd. and the new trading symbol is AXL.

ITEM 2. Management's  Discussion  and  Analysis of  Financial  Condition  and
        ---------------------------------------------------------------------
        Results of Operations
        ---------------------

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

OVERVIEW

Please find enclosed the Consolidated Balance Sheet as at September 30, 2000 and 1999 and the Consolidated Statement of Operations and Deficit and Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2000 and 1999 for e-Auction Global Trading Inc. (e-Auction).

e-Auction was originally incorporated in Nevada on January 8, 1998 under the name Kazari International, Inc. On February 26, 1999, Kazari, e-Auction Global Trading Inc. (Barbados) entered into a share exchange agreement. Pursuant to the agreement, Kazari purchased e-Auction (Barbados) shares on a one for one basis. Kazari had no viable business activities at the time of the share exchange agreement. On June 10, 1999, Kazari amended its name to e-Auction Global Trading Inc.

e-Auction currently has a wholly owned subsidiary, e-Auction (Barbados), which in turn has one wholly owned subsidiary, Aucxis Corp. (Canada). The Company also owns Aucxis Corp. (Belgium), directly, which in turn has one wholly owned subsidiary, Schelfhout Computer Systemen N.V. ("Schelfhout"), a Belgium company. e-Auction also has a 48.2% ownership interest in e-Auction Australasia Ltd., an Australian company.

HIGHLIGHTS OF THE QUARTER

Revenue for the nine months ended September 30, 2000 was $2,931,321 compared to $0 in the similar period in 1999. Revenue for the three months ended September 30, 2000 was $951,401 compared to $0 in the similar three months for 1999. Increases in revenue were driven by the Company's acquisition of Schelfhout. Schelfhout derives its revenues from the development and installation of clock systems, cooling installations and maintenance for auction halls. Net loss for the nine months was $3,127,585 compared to a loss of $2,196,586 in the corresponding period in 1999. Net loss for the three months ended September 30, 2000 was $1,586,887 compared to $1,558,335 in the similar three months for 1999. The increase in net loss for the nine months is partially attributable to an increase in depreciation and amortization of $1,194,889.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2000 the company had cash of $7,838,378, the majority of which is from the $7.5 million financing completed in June 2000 and underwritten by ABN AMRO Capital Investments (Belgium). During the quarter ended September 30, 2000 cash decreased by $2.4 million. Of this, approximately $1.2 million was to fund ongoing operations, approximately $750,000 was used to fund Kwatrobox, and deferred revenues decreased by approximately $264,000.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
        -----------------

     a) A shareholder derivative action was brought against the Company on November 17, 1999 in the United States District Court in California against the Company, its subsidiaries, two of its directors and several other companies and individuals. The proceeding alleges that the reputation of Sanga International, Inc. ("Sanga") was damaged and that the defendants were liable for: (i) engaging in conversion
          (ii) engaging in fraud (iii) interfering with Sanga's prospective business advantage (iv) breach of contract (v) violating California usury laws and (vi) breach of fiduciary duty.

          The proceeding was stayed on November 29, 1999 as a result of Sanga filing for Chapter 11 bankruptcy protection in the United States Bankruptcy Court.

     b) On February 7, 2000 a second action was brought against the Company, its subsidiaries, two of its former directors, QFG Holdings Limited, Ventures North International Inc. and several other individuals and companies in the United States District Court, alleging defendants breached their respective fiduciary duties to the plaintiff, a shareholder of Sanga International Inc.

          Subsequent to quarter end, the California court dismissed the action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------

         On November 1, 2000, the Company completed its acquisition of Kwatrobox b.v., a Dutch company. Pursuant to the purchase agreement, the Company issued as of June 5, 2000 an aggregate of 1,100,000 shares of common stock to the shareholders of Kwatrobox b.v. in partial consideration for the purchase of all of the shares of Kwatrobox b.v. For accounting purposes the purchase price per share is deemed to be $1.48. The offering was made in an off-shore transaction to foreign institutional and individual purchasers who represented that they (i) were not U.S. persons and were not acquiring the securities for the account or benefit of any U.S. person, (ii) were accredited or sophisticated purchasers, and (iii) would resell the securities only in compliance with Regulation S as promulgated by the SEC under the Securities Act of 1933, as amended (the "Act"). The purchaser understands that they must hold the shares for an indefinite period of time unless the sale or other transfer thereof is subsequently registered under the Securities Act or an exemption from such registration is available at that time. In issuing the above referenced securities, the Company relied on the exemption afforded by Section 4(2) of the Act and Regulation S, as transactions by an issuer not involving any public offering to a non-US person in an off-shore transaction.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

         There were no matters submitted for a vote of securities holders during the three months ended September 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT #            EXHIBIT NAME
---------            ------------

Exhibit 27           Financial Data Schedule

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 10, 2000                 e-Auction Global Trading Inc.
                                                    (Registrant)



                                    By: /s/ David W.A. Hackett
                                       ---------------------------------------
                                          David W.A. Hackett
                                          Chief Financial
                                          Officer (Duly Authorized Officer)