Form 10KSB
period 2000-12-31
E AUCTION GLOBAL TRADING INC
filed 2001-03-29
CIK 1102233

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-9040

                          E-AUCTION GLOBAL TRADING INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                        NEVADA                                                        N/A
--------------------------------------------------------     -------------------------------------------------------
            (State or other jurisdiction of                                     (I.R.S. Employer
            incorporation or organization)                                    Identification No.)

            220 KING STREET WEST, SUITE 200                                         M5H 1K4
                TORONTO, ONTARIO CANADA
--------------------------------------------------------     -------------------------------------------------------
       (Address of principal executive offices)                                    (Zip Code)

Issuer's telephone number, including area code: 416-214-1587

Securities registered under Section 12(b) of the Exchange Act:  COMMON STOCK, $.001 PAR VALUE

Securities registered under Section 12(g) of the Exchange Act: _______

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The aggregate market value as at March 26, 2001 of the common stock of the issuer, its only class of voting stock, held by non-affiliates was approximately U.S. $17,227,738 calculated on the basis of the price of the last trade of the issuer's common stock, as reported by the OTC Bulletin Board on March 26, 2001. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's common stock as at March 26, 2001 was 66,350,915.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format   Yes [  ]   No  [X]

                              CAUTIONARY STATEMENT

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, including, without limitation, statements contained under the captions "Item 1. Description of Business" and "Item 6. Plan of Operation," and such other statements, except historical facts, regarding Global Sources' financial position, business strategy and plans of management for future operations are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, words such as "may," "should," "seek," "believe," "expect," anticipate," "estimate," "project,"
"intend", "plan", "strategy" and "pro forma" and similar expressions are intended to identify such forward-looking statements. These statements are based on management's beliefs and assumptions, and on information currently available to management. These statements involve certain known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the Company's ability to finance its operations and the ability to obtain such financing; the successful completion of any prior and future acquisitions; any uncertainties relating to the integration of acquired businesses and operations; any uncertainties relating to business and economic conditions in markets in which the Company operates; any uncertainties relating to customer plans and commitments; the timely development and market acceptance of e-Auction's products and technologies and the highly competitive environment in which the Company operates.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

GENERAL

         Our Company was originally incorporated in the State of Nevada on January 8, 1998 under the name "Kazari International, Inc." On February 26, 1999, we purchased all of the outstanding shares of common stock of e-Auction Global Trading Inc. (Barbados). Pursuant to the terms of the stock exchange agreement, we issued to the 11 shareholders of e-Auction (Barbados), on an one for one exchange basis, thirty-four million five-hundred thousand (34,500,000) shares of our common stock. We had no viable business activities at the time of the exchange agreement.

         On June 10, 1999, Kazari amended its articles of incorporation to change its name from "Kazari International, Inc." to "e-Auction Global Trading Inc." and increased the number of authorized shares of our common stock from forty million (40,000,000) shares to two hundred and fifty million (250,000,000) shares of common stock, par value $.001 per share.

         We currently own the following subsidiaries:

         o        a 100%  ownership  interest in e-Auction  Global  Trading Inc.
                  (Barbados), which in turn has a wholly owned subsidiary, Aucxis Corp. (Canada). Prior to May 11, 2000, this subsidiary was known as e-Auction Global Trading Inc. (Canada).

         o a 100% ownership interest in Aucxis Corp. (Belgium) N.V., which in turn has a wholly owned subsidiary, Schelfhout Computer Systemen N.V. Prior to May 12, 2000, this subsidiary was known as e-Auction Belgium N.V.

         o a 99% ownership interest in SDL Invest N.V. a new legal entity formed March 22, 2000, in which we made a contribution in kind of certain real property and liabilities. In connection with the formation of SDL Invest N.V., we granted an option to Luc Schelfhout and Hilde De Laet to purchase the shares of SDL Invest N.V. for a nominal price equal to the book value.

         o a 100% ownership interest in v-Wholesaler N.V., which has a wholly-owned subsidiary, Kwatrobox B.V., which in turn includes 100% of Palm Veilingsystemenn b.v., 100% of Nieaf Systems b.v., 100% of Automatiseringsbureau, 100% of Palm b.v. and 80% of Scoop Software b.v.

         o        a 100% ownership interest in I-Three Inc.

         o a 48.2% ownership interest in Aucxis Ltd., a publicly traded company on the Australian Stock Exchange under the symbol AXL.

BUSINESS STRATEGY

         Electronic and remote (on line) auctions, which constitute approximately 10% of the entire auction market, represent an out growth of the auction market which had chiefly consisted of live auctions (see chart below).

         According to Forrester Research Inc.(1) ("Forrester"), the remote or on line auction market is divided into the following three categories: (i) commodity auctions; (ii) independent auctions selling goods; and (iii) private auctions. We intend to specialize in commodity auctions, which Forrester estimates to account for approximately 50% of the total value of business auction transactions.

         The online auction model has emerged as a significant channel and electronic commerce methodology in the business to consumer market ("B2C"), also referred to as "Independent Auctions", with such companies as e-Bay, Onsale, uBid and Bid.com currently providing such services.



           EVOLUTION OF THE AUCTION SYSTEMS MODEL GRAPH APPEARS HERE


--------------------
(1) Forrester Research Inc., Business Trade & Technology Strategies, March 1998.

         However, according to Forrester, the real potential for electronic auctions lies in the business to business market ("B2B") also referred to as "Commodity Auctions". Forrester predicts the trade in Commodity Auctions will reach US $32.2 billion by the year 2002 (versus only US $5.5 billion dollars for Independent Auctions ).

         Similar predictions for worldwide B2B e-commerce have been reported by the Gartner Group, Inc. ("Gartner"). According to Gartner, worldwide B2B e-commerce reached US $145 billion dollars in 1999, and it projects that figure to surpass US $7.20 trillion dollars in 2004. Gartner contends that the strongest growth in the B2B market has occurred in Europe. Total B2B revenue in Europe totaled US $31.8 billion dollars in 1999, and Gartner foresees it increasing to more than US $2.34 trillion dollars in 2004.

         We believe that an enormous opportunity awaits the Company which can successfully integrate and efficiently deliver the various components and services of a dynamic global trading solution. We intend to deliver such a global trading system in the form of an entirely new distribution channel which will:

         o improve economic efficiency in the management of sales and distribution;

         o improve information flow and product availability to potential purchasers; and

         o lower the cost of sales by exploiting Internet technologies and sharing a technology platform.

         Our management believes that we have the potential to be successful and profitable because we are targeting low risk established high volume B2B auction and commodity exchange markets. Our management further believes that our high value and high margin transactional revenue model will help ensure sustainable growth for the long term.

         With the capabilities acquired by our acquisitions of Schelfhout, Kwatrobox and its subsidiaries, Nieaf and Palm, and i-Three and our strategic alliance with ABN AMRO Bank N.V., we shall so on be able to provide real time, electronic auction and related financial services to auctioneers selling commodities. Our intent is to become a world leader in the electronic perishable commodity auctions in the short term, and expand our world leadership into the electronic commodity auctions in the longer term. We currently have the knowledge base, skills, equipment and software that is needed to provide electronic services for perishable commodity auction businesses. Our knowledge, skills, equipment and software, however, is not yet sufficient to provide electronic services for other commodity auction businesses.

         In accomplishing our goals, our intent is not to remove the traditional auction house from the electronic auction process, but rather to make the process more transparent to those involved in the auction process. Currently, there are multiple steps in the auction process (from the actual auction to providing foreign exchange services, settlement services, the insurance of goods in transit and the delivery of the goods). Therefore, individual buyers and sellers have to arrange the ancillary services around the auction themselves. We propose to provide a "cradle to grave" solution for the buyers and sellers.

         Initially, we will focus on the financial services component which includes foreign exchange services and settlement services. Towards this end, we entered into a strategic alliance with ABN AMRO on May 9, 2000, to jointly develop an internet based system to provide foreign exchange, credit management and settlement services, to our perishable commodity auction customers.

PRODUCTS AND SERVICES

         Our trading platform is fully operational and used by over 150 customers worldwide. Through our acquisitions of Schelfhout and Nieaf, we now have a complete trading platform for perishable commodity auctions. This allows the Company to offer auction houses the ability to conduct remote and simultaneous auctions. Our trading platform consists of the following components (all of which are currently operational):

         Electronic Auction Clocks

         Since 1985, Schelfhout has been a constant innovator in auctions based on the "Dutch clock". The "Dutch Clock" is the electronic time-piece utilized in the Dutch auction system. Starting with (now primitive) projection systems, and evolving into digital and LED based clocks, the goal has always been to provide clock systems that maximize usability and auction throughput. Auction throughput refers to the number of transactions that occur over a stated period of time in an individual auction environment. Many auctions now employ several Schelfhout clocks simultaneously, substantially increasing the number of lots that can be sold on any given auction day.

         In some auctions, the clock is mobile: the so called "Moby Clock". This clock was developed to meet the specific needs of the fishing industry, where buyers and the clock can move through a fish market and conduct sales over the actual product.

         Auction Controller

         The auction master console runs the electronic clock and the digital displays of the auction. It also registers the winning bid made by either a local buyer or a buyer using a remote workstation. The console is a PC running Microsoft Windows (3.1, 9x, NT), and bids are logged into a local SQL database. At the time a bid is made, the controller also checks the credit position of the buyer to ensure that they have sufficient credit to cover the purchase. This credit information is also stored in a SQL database, and is one of the principal integration points between the existing Schelfhout systems and the Financial services offered by e-Auction.

         In some high volume auctions, a multi-transaction controller is used all owing several transactions to be processed every time the auction clock is stopped.

         Remote Bidding Systems

         A number of auctions support buying through remote workstations, so that the buyers do not have to be physically present at the auction. In some cases, these remote terminals are actually in the auctions themselves, replacing the main electronic clock. In either case, the remote terminals connect to the main auction using dial up or ISDN, and make socket connections to the "syncrator", a dedicated server whose sole task is to determine which bid is the highest. Through logic that takes into account transmission delays, the syncrator ensures that, regardless of whether or not the bidder is physically present, the auction is always fair.

         As with the auction controller, the remote bidding clients are currently using PC based applications.

         Mediation Systems

         While most of Schelfhout's auction customers operate on a Dutch clock, there are some circumstances under which a different type of bidding is required. In these cases, a mediation system is used, where a server collects bids, relates them to asking prices by producers and their agents, and assigns lots to the relevant buyers. Schelfhout has been working on the development of a new, integrated trading system that builds on the vast experience gained over the last 15 years. The basic principal is that, to obtain the optimum price for a particular product, a variety of tools must be available to the selling organization, as well as detailed information services. The Multi-Trade product is designed to provide some or all of these tools at the sellers' discretion. On June 20, 2000, Schelfhout, through a wholly owned subsidiary, installed the first such multi-transaction electronic trading system in New Zealand for Turners & Growers Flower Group/Floramax of New Zealand ("Floramax"). The Floramax auction, which represents an estimated 60% of all New Zealand's domestic flower sales, can process more than 800 transactions an hour and uses the electronic market place to eliminate inefficiencies and boost flower-trading capabilities.

         Since the "new" Schelfhout system will allow individual buyers to conduct their auction purchases on the Internet in their own domestic currency, we will generate revenue from both the foreign exchange and the settlement services. Meanwhile, the existing Schelfhout computer system will continue to provide software solicitors to an existing customer base with international trade.

         Other Controllers

         Schelfhout has also developed a range of other controllers with microprocessors, customized for the following market segments:

         o        (ultra low oxygen) preservation of hard fruit;

         o        Short  term   preservation   of  soft  fruit,   exotic  fruit,
                  vegetables, plants and flowers; and

         o General temperature control for preservation of deep frozen and cooled products.

         Schelfhout's controllers are also used to control condensers, gas analysis, energy management, etc.

         Schelfhout has developed a graphic modular display panel on which text, logos and drawings can be displayed. This innovative concept offers numerous advantages over standard systems:

         o        unlimited dimensions;

         o        storage capacity of more than 100 graphic images; and

         o various special effects are included as standard: scrolling, blinking and animation via fast displays of successive images

         Our recent acquisition of Kwatrobox and its subsidiary, Automatiseringsbureau Palm B.V., enables us to offer software products launched in November 2000 by Palm specifically designed to facilitate information flow management and logistics solutions to the flower industry. These products include:

         PBS Verdeel

          Targeted to small businesses in the flower trade, Verdeel is a Windows-based logistics application that facilitates quick order entry processing, while automatically tracking available flower stock. The software is capable of linking to electronic auction systems, so that market activity is instantly fed through to the application, thus saving time and providing efficient tracking of business processes.

         PBS Verdeel Pro

         Verdeel Pro is targeted at larger companies with more complex information flow and transaction requirements than those that use the basic PBS Verdeel.

         PBS Internet Bestel Systeem (IBS)

         IBS is an Internet trading system that enables flower trade companies to conduct business with their customers via the Web. This Web-based tool is compatible with all Palm systems and is designed to allow customers to complete order entry online, while providing businesses with a seamless interface to the back office.

         PBS Keurmerk

         Keurmerk is designed as a registration tool that tracks and traces buying and selling information to be used for effective customer relationship management. This information database helps companies locate the most relevant information, internal contact, buying history and claims procedures, thus promoting reliable and efficient service for all customers.

         With our acquisition of i-Three, Inc. in December 2000, we complement the foregoing trading platform product offerings with an increased ability to gather, sort and transmit large amounts of information over the internet and our trading platforms through various software applications having been developed by i-Three, as follows:

         Aggregation Engine

         The i-Three Aggregation Engine is a next-generation web-based enterprise technology for delivering aggregated information components on a single web page. Each request for an information component is processed successively by a task scheduler within the Aggregation Engine. Noting that a single web page may contain many information components, the Aggregation Engine uses distributed queue and multi-cast technology to distribute these tasks among many computers, incorporating fault-tolerance and high scalability at modest incremental cost. Through this facility an individual web page may be constructed in multiple pieces by dozens of computers simultaneously. This results in some of the best page build times in the industry from the simplest to the most complex web pages.

         LDAP Adapter for TIBCO

         i-Three's LDAP Adapter is a software application that creates the integration medium to join a TIBCO's broadcast messaging bus (TIB) - a proprietary infrastructure middleware technology that transmits messages in real time - and a Lightweight Directory Access Protocol (LDAP) Server. Specifically, i-Three's LDAP Adapter creates a link between an LDAP server and the TIB. The TIB transmits commands (directory lookup, search, remove, add, modify) via the LDAP Adapter that then translates the command into the LDAP protocol for LDAP-compatible servers. In turn, the results of the command on the LDAP server are returned to the

TIB through the Adapter. The i-Three LDAP Adapter software enables events in an LDAP database to be broadcast onto the TIB as they occur to be used by other databases and applications.

         Custom Adapters for TIBCO

         TIBCO's infrastructure middleware, specifically the Information Bus(R)
(TIB) platform and TIBCO's Rendezvous software (the programming API used to create TIB-enabled applications) facilitate business-to-business real-time, event-to-action applications. While TIBCO offers a number of adapters for standard technologies (oracle, SAP, Power Builder for example), many legacy systems (systems already deployed within an organization) are unable to interact with TIBCO products because no adapters exist to perform translation. i-Three's custom adapters are software applications that creates the integration medium to join a TIB and other technologies. i-Three's custom adapters make possible the inter-operability of software applications and TIBCO's messaging applications through the TIB infrastructure. The adapters offer messaging classes of services and messaging payloads that can be configured depending upon application requirements. The adapters are capable of translating and mirroring data types between TIB messages and other data forms.

         I3 Development Sandbox

         I3 Development Sandbox is a Java programmer's tool to streamline and facilitate the development process. The main functionality of the SandBox is to load and execute java classes from a remote repository. The repository is a module capable of loading and caching class files according to an Extinsible Markup Language (XML) file, which files encode the rules for interpreting formatting instructions. Sandbox permits the startup parameters for each module to be specified, including the location of files, the execution order or configuration, the distribution order and the number of instances of application required to run simultaneously.

         http Adapter for TIBCO

         The i-Three http Adapter is a software product that provides a bi-directional bridge between web servers and TIB messaging environments, specifically by taking http requests and translating them into TIBCO-readable (Rendezvous) messages. At the center of the product is the i-Three http Adapter connector, a single application running as both a TIB publisher and subscriber, with a connection to the LDAP server, that acts as a two-way gateway for exchange of information between the environments. The http Adapter enables applications to both publish information to other systems in a TIB-enabled enterprise, and to subscribe to events of interest published by other systems.

         When an outbound message is sent by an application, the http Adapter performs a basic data type conversion (if required) and publishes the message onto the TIB. Similarly, for an inbound message, the Adapter receives the message and performs any conversions that are necessary to publish such message.

         https Adapter for TIBCO

         Like the http Adapter, the https Adapter provides a bi-directional bridge between web servers and TIB messaging environments. The Adapter enables applications to both publish information to other systems in a TIB-enabled enterprise, and to subscribe to events of interest published by other systems. The https provides a layer of security to the messaging environment for the transmission of http requests.

         Oracle Database Adapter (dbAdapter) for TIBCO

         dbAdapter for Oracle software is a bi-directional gateway between Oracle JDBC driver and the TIB/Rendezvous messaging system. dbAdapter for Oracle takes advantage of the scalability (the capacity of applications to be replicated without affecting performance levers) of TIB/Rendezvous environment and the JDBC platform independence, providing fault tolerant and highly efficient control of the database. The software transparently converts TIB/Rendezvous messages into SQL queries or PL/SQL stored procedure calls and notifies TIB/Rendezvous applications of the results of execution of queries or stored procedures. The messaging protocol is optimized for the exchange between TIB/Rendezvous and Oracle data types and allows the software to be easily integrated with other TIB/Rendezvous applications. Each request is processed independently in a separate "thread" fetched from a "thread pool" - or an individual strand of potentially numerous strands of a running operation - using a database connection from a database connections pool. All dbAdapter for Oracle parameters can be set using command line arguments. dbAdapter for Oracle can be configured to connect to a specific database, to subscribe to TIB/Rendezvous messages and to redirect error messages to specified client. The system can be configured to run multiple instances of the dbAdapter in a "fault tolerance group." Accordingly, if one dbAdapter fails for whatever reason, another identical application will start up to take its place with no loss of performance time. This fault tolerance group also allows the synchronous monitoring of backup databases.

         i3 Rv Scheduler

         The RV Scheduler is a tool for Java developers to streamline the process of sending and receiving TIBCO Rendezvous messages. RV Scheduler is a facility that schedules TIB Rendezvous messages to be sent on a specified subject. Each message is processed and sent in a separate task (RV task) running as a background thread. RV tasks may be scheduled for one-time execution, or for repeated execution at regular intervals. If the task is scheduled for repeated execution, each execution is scheduled relative to the scheduled execution time of the initial execution (fixed-rate execution) as opposed to when each execution is scheduled relative to the actual execution time of the previous execution (fixed-delay execution).

         Messages are put together and placed in order of execution according to the XML description of RV tasks contained in text files. When RV Scheduler is started, it attempts to convert to RV messages all files found in the directory that the application is pointed to and all of its sub-directories, and schedules valid RV tasks for execution. The source directory is specified as a command line argument. If the source directory is not specified or does not exist, RV Scheduler will assign system defined user's current directory as a source directory.

         i3 Collateral Management Utility

         i3 Collateral Management Utility is a set of Java applications that together manage the whole credit process. The system includes a method for distributing credit (payment guarantees, credit insurance, etc.) in the form of 'tokens' on behalf of buyers, at speeds up to near real time (approximately sub 150mSec), from a central source (or sources) to an unlimited number of sellers. It also contains a real-time credit reservation mechanism that links to a firm guarantee of payment (or to credit insurance, etc.), providing a medium to enable the user to set parameters for credit risk.

         The i3 Collateral Management Utility is made up of a number of inter-dependent modules, each of which receive, process and transmit Rendezvous messages. The Financial Services Module is used to process credit operations (request, adjustment or cancellation). The rendezvous message that this module received has data about the kind of credit operation that has to be executed. The Credit Token Management modules create, distribute, close and retire credit "tokens" or discreet units of credit that can be allocated to various vendors. The Credit Request Module is used to send a credit request to appropriate module that will process it and forward it to the appropriate financial institution. The Credit Receipt Query Module and Credit Receipt Tracking Module are used to list all credit receipts for particular organization from database, so that updated reports and accounting functions can be executed. The Credit Reservation Adjustment Module is used to send a credit cancellation or credit adjustment request to appropriate module that will process it. The Add Bank Guarantee module is used to add new bank guarantees into database or to modify the old one. The List Bank Guarantee Module queries the database to enable users to generated updated reports relating to bank guarantees. Together these modules perform the operations of obtaining, distributing and tracking credit through the entire credit cycle.

EURONET TRADING PORTAL

         Through our wholly owned subsidiary, Schelfhout Computer Systemen, N.V., we are developing EuroNet Trading Portals to be launched later this year following the completion of our pilot program (and its analysis) scheduled for the second quarter of 2001. EuroNet Trading Portals can be described as a pan-European network targeted to link Schelfhout's existing standalone European systems, which, when aggregated, currently trade approximately US $7.0 billion dollars in perishable commodities per year.

         The networks will be launched into the following three vertical markets:

o        38 Fish Auctions                                 Approximately US $2.0 billion in trade volume annually

o        29 Fruits and Vegetables Auctions                Approximately US $2.4 billion in trade volume annually

o        11 Flower Auctions                               Approximately US $2.4 billion in trade volume annually

         The EuroNet Trading Portals will link existing Schelfhout clients using the Internet, extranet and X.25 networks, as well as clients interested in migrating to Internet Protocol ("IP") based networks.

         The EuroNet Trading Portals for fish, fruit, vegetables and flower will consist of the development of European auction networks which will offer Financial settlement services and foreign exchange services as their main services. The Internet will enable individual buyers to participate in the auction process remotely.

         The current European landscape of auctions is highly fragmented (see chart below). This fragmentation has not allowed for economies of scale to occur as each auction house has been saddled with expenses. These expenses will be reduced significantly with the implementation of our business proposition. We intend to link existing standalone auction houses in each perishable commodity vertical, which in turn will benefit from the centralization of ancillary services around the auction process, such as foreign exchange services and financial settlement services. Standalone auction houses currently do credit checks and receive letters of credit for each buyer. The buyers, in turn, must repeat the process with each auction house they deal with. Our plan is to eliminate these redundancies by implementing a centralized financial settlement solution which will benefit all the parties involved.

         The solution will make it possible for remote buyers to participate in auctions using their own currency while the auction houses and producers will also be paid in their own local currencies. Hence, a foreign currency service is an integral part of the bundled financial services we offer.

         The whole financial settlement for both buyer and seller (auction house and producer) should be as understandable and as customer friendly as possible. All of these services will be offered on the basis of a transaction fee. The advantage with this cost structure is that auctions will not need to make substantial investments in information Technology ("IT") and infrastructure. The use of these services is therefore a variable cost.


                              [GRAPH APPEARS HERE]


         As reflected in the diagram below, benefits to the auction houses participating in the Trading Portal include the following:



         o        Increased numbers of buyers and sellers;

         o Focuses on core competency rather than issues such as credit checks and limits;

         o        Offers value added service;

         o Offers competitive advantage over other European auction houses; and

         o Serves as a deterrent for non- payment, since only buyers with credit approval may participate in the auctions.

         Benefits to buyers participating in the Trading Portal include:

         o        Need only one letter of credit or a single escrow account;

         o        Can purchase from all the auction houses on the network;

         o        Receive better quality product; and

         o        Better selection available.

         Benefits to sellers participating in the Trading Portal include:

         o        Better prices through transparency;

         o        Increased number of purchasers; and

         o        Guaranteed payment.



             BENEFITS OF EURONET TRADING PORTALS GRAPH APPEARS HERE

         Benefits to Auction Houses on Network

         o        Increased numbers of buyers and sellers;

         o Focuses on core competency rather than issues such as credit checks and limits;

         o        Offers value added service;

         o Offers competitive advantage over other European auction houses; and

         o Serves as a deterrent for non-payment, since only buyers with credit approval may participate in the auctions.

         We are currently piloting the new technology with a group of six (6) fish auction houses in the Dutch electronic fish market. Once a network has been established with the Schelfhout customers, it is our objective to extend that network to include the remaining European auctions which are not currently Schelfhout's clients, as well as adding additional international demand.

OUR BUSINESS ACQUISITIONS

         Kwatrobox B.V.

         On November 1, 2000, we purchased all of the issued and outstanding shares of Kwatrobox B.V. a Netherlands corporation, in exchange for a cash sum of Four Million (4,000,000) Guilders and an aggregate of One Million Two Hundred Fifty Thousand (1,250,000) shares of our common stock and, subject to future earnings, possible options exercisable at the third anniversary date to purchase additional shares of our common stock having an aggregate value of One Million (1,000,000) Guilders.

         Kwatrobox B.V. is the parent company of each of (1) Nieaf Systems B.V. and (2) Automatiseringsbureau Palm B.V.


         Nieaf Systems B.V.

         Nieaf Systems is a developer of electronic trading systems for perishable commodity market places. The Company has over 100 years of experience developing innovative trading systems to the perishable commodity market and building relationships within the industry. Based in the Netherlands, two of Holland's largest flower auctions, Aalsmeer flower auction and Bloemenveiling Holland in Naaldwijk, are customers of Nieaf Systems.

         Automatiseringsbureau Palm B.V.

         Palm develops specialized enterprise resource planning (ERP) software and IT Infrastructure Systems for Exporters and Wholesalers in the US $6 Billion Dutch flower industry. Palm Business Solutions (PBS) software allows its clients the ability to manage the flow of produce from the auction floor to their respective customers. PBS software divides, tracks, integrates, and supplies information to client's back off ice systems. Palm seamlessly integrates web-based logistic applications and Internet trading systems to allow clients to have complete control over all facets of their business. With offices in the two largest flower auctions and an installed base of over 400 applications, Palm has become a recognized leader in the Dutch flower industry.

         In November of 2000, Palm entered into a three-year agreement to install Internet-based trading systems for the Dutch Flower Group ("D.F.G."), a leading European flower and plant exporter based in the Netherlands. The D.F.G. consists of 20 companies involved in the worldwide plant and flower export business.

         I-Three, Inc.

         On November 27, 2000, we purchased all of the issued and outstanding shares of I-Three, Inc. in exchange for an aggregate of 455,000 shares of our common stock (representing approximately 0.69% of our issued and outstanding shares at that time). I-Three is an e-commerce solutions provider focused on delivering globally scaleable, event driven applications for B2B enterprises that fully leverage the opportunities of information gathering and sorting from the Internet. With I-Three's existing line of B2B applications, and strategic partnerships with industry leaders such as Sun-Netscape Alliance, TIBCO Software Inc. and Oracle, we believe that I-Three will provide us with the capability to develop internally our financial service and portal applications.

         In addition to the adapters discussed previously, I-Three's product line includes the following:

                  I3 Message Board: a desktop interface that enhances corporate communication and streamlines decision-making processes. It includes a real-time internal employee roll-call application and an inter-company contact and resource manager.

                  I3 Portal Engine: an application that enables users to develop their own customizable portal site. I-Three's Portal Engine application constructs each page for users as they request it. All elements of page look-and-feel are template-driven and defined by user preferences stored in an LDAP database. The Portal Engine's architecture is able to increase the number of transactions acted upon by the software, load balanced and fault tolerant.

                  I3 Ticker: I-Three's Ticker creates an applet that displays scrolling bars containing data such as stock and commodity prices. Generic, customizable and adaptable, Ticker can present static, real-time or periodically updating data in single, double or multiple lines.

                  I3 Chart Application: an application that creates dynamic charts that diagrammatically present data, for example, the value of stocks over a certain time period. The chart application creates a number of image layers containing grids, lines, labels and date-time values corresponding to the fluctuations of stock values, and allows users to drill down through data such as intra-day charts.

         I-Three's commitment to providing event driven, fast, easy to use, and scaleable web portal solutions can be seen in its finished product "Wall Streetview.com". Hired to develop an integrated portal for Wall Streetview.com, I-Three developed and delivered a comprehensive financial services portal that offers current financial data, including real-time quotes, the latest business news, historical charts and stock ticker, and additional content from industry leaders such as Reuters, Standard & Poors, Comstock and Morningstar.

         Schelfhout Computer Systemen N.V.

         By a share purchase agreement dated as of January 10, 2000 among Luc Schelfhout, Hilde De Laet and our subsidiary, Aucxis (Belgium), we acquired all of the shares of Schelfhout Computer Systemen N.V., a Belgium Company. A purchase price for the shares of Schelfhout of $10 million, was stipulated in the share purchase agreement, which consideration included (i) $4 million cash ($1 million of which was paid in 1999) and (ii) an aggregate of 3,636,364 shares of our common stock to Luc Schelfhout and Hilde De Laet, of which 1,818,182 common shares were issued to Luc Schelfhout, a current officer of our Company, and 1,818,182 common shares were issued to Mr. Schelfhout's spouse, Hilde de Laet. For accounting purposes, the purchase price per share was deemed to be US $1.00. As part of the transaction, we agreed not to sell or otherwise to transfer the shares of Schelfhout during the 12 month period ending on January 10, 2001. As security for the covenant not to sell the shares and for other matters, we pledged the shares of Schelfhout in favor of Luc Schelfhout and Hilde De Laet.

         Over the past 17 years, as a solutions provider for perishable commodity (fish, flower, fruits and vegetables) auction houses, Schelfhout had developed over 150 electronic trading systems for numerous selling organizations all over the world. These electronic trading systems facilitate an estimated 125,000 transactions per hour. The acquisition of Schelfhout provides the Company with electronic trading hubs with approximately US $15 billion dollars in annual turnover, including European trade of more than US $7 billion dollars. Schelfhout delivers the tools to bring together supply and demand under optimum conditions and thus create a better market situation. Because of its experience in the marketing of perishable goods and the development of customized hardware and software solutions in this niche market, Schelfhout takes pride in its knowledge of the sector. We believe that the hardware and software employed by Schelfhout can be adapted, without substantial cost or time, to provide services to other commodity auctions.

         Since its establishment in 1983, Schelfhout has focused on two market sectors: (i) the computerization of auctions and (ii) automation for the preservation of perishable products. As an ancillary to the auction system, a modular graphic display panel was developed by Schelfhout in 1992 and added to the product range.

         In November of 2000 Schelfhout delivered an electronic trading platform to streamline the buying and selling processes for FloraNet in Holambra, Sao Paulo, Brazil. At the time, FloraNet, a flower marketing organization consisting of 32 flower producers and representing approximately 15% of flower production for the region, anticipated over 130 buyers to be utilizing the system by the end of the year 2000. At the end of calendar year 2000, FloraNet had generated revenue of approximately US $9.5 million from the system. With this implementation, the Company further expanded its reach into the South American perishable commodity market.

         Generated Solutions Ltd.

         Upon the completion of our share exchange agreement with e-Global (Barbados) in February 1999, we acquired the rights of e-Global (Barbados) to market and exploit the internet auctioning software and other technologies of Generated Solutions Ltd. (GSL) and National Electronic marketing Inc. (NEMI). The purchase price paid by us and attributable to GSL's technology rights was Cnd $50,000 in cash. E-Global (Barbados) had previously acquired from NEMI the exclusive license rights granted by GSL to NEMI to market GSL's internet auctioning software outside of North America as well as the non-exclusive market rights within North America. The price paid by e-Global (Barbados) for the NEMI rights was Cnd $300, in the form of a grant of options to purchase up to 30,000 shares of the common stock of e-Global (Barbados), at an exercise price of $0.01. On December 1, 1998, NEMI received additional options to purchase up to 65,000 additional shares of common stock of e-Global (Barbados), at $0.01 per share. All of these options were assumed by us under our stock option plan and became our obligations following the completion of the share exchange.

         As part of the earlier transaction between e-Global (Barbados) and NEMI, e-Global (Barbados) entered into a consulting agreement with Canadian Caging Corporation, a Company associated with the vendor, for Cnd $5,000 per month. Our subsidiary, acting through its wholly owned subsidiary, Aucxis Corp. (Canada), continues to pay for services under the consulting agreement. The consulting agreement ends February 1, 2001.

STRATEGIC ALLIANCE WITH ABN AMRO BANK N.V.

         By a letter Agreement dated as of May 27, 2000 between Aucxis Corp. (Canada) and ABN AMRO Bank N.V., we entered into a strategic alliance with ABN AMRO to develop and provide integrated financial services to our perishable commodity auction customers. Through this arrangement, ABN AMRO and our Company intend to jointly develop an Internet-based system to provide financial services including foreign exchange, credit management and settlement services. Marketing activities in support of the offered services will also be undertaken jointly. The services are scheduled to be offered as part of a pilot project in Holland, in the form of a financial system platform for the Urk Fish Auction enabling real time portable credit reservation and settlement services. The Urk Fish Auction is one of the largest electronic fish auctions in the world, representing 145 Million Euro in transactions annually, and is the driving force behind EFICE (Electronic Fish Information Center Europe), a trading network linking seven (7) Dutch fish markets. Management believes that we are well positioned to exploit opportunities to provide integrated on line financial services to the perishable commodity e-market place because of our knowledge and experience in electronic perishable commodity auctions and ABN AMRO's financial services expertise, technological innovation and global reach.

ALLIANCE WITH ELECTRONIC DATA SYSTEMS LIMITED.

         By an Agreement entered into in February 2001 between our subsidiary, Aucxis Corp. (Canada), and Electronic Data Systems Limited (EDS), EDS will provide state-of-the-art hosting and network management infrastructure required to support the rollout and critical demands of Aucxis eFinance Hub, the core component of Aucxis' recently announced Real-Time Commerce Platform. EDS will also provide Aucxis with systems integration services to assist in the rapid installation and rollout of the Hub to new and existing customers. By this agreement, EDS and our Company intend to leverage EDS' existing channels to market and launch into new verticals, delivering a technology platform that will increase liquidity in electronic marketplaces by eliminating payment risk between business-to-business trading partners. In return for its services, EDS will receive a fee from Aucxis as well as share in the revenue generated by the eFinance Hub services.

COMPETITION

         The electronic auction market is highly competitive, is changing rapidly, and is significantly affected by new product and service introductions. Companies are increasing the demand for industry specific solutions to meet their needs in providing products and services to customers and trading partners. Barriers to entry into this market are relatively low, and we expect that competition will intensify in the future. The market environment in which we operate is extremely dynamic and is characterized by constantly evolving standards and new market entrants.

         Our primary competition currently comes from traditional auction suppliers of hardware and software services such as OES and Agro Marche Internationaux. OES is North Americas largest traditional auction builder specializing on flowers and tobacco. Agro Marche focuses on the food product ion industry as well as the international seafood sector.

         Our secondary competition comes from new internet companies such as World Commerce On-line (WCOL), Decofrut, Farms.com, Pan European Fish Auction
(PEFA),

Vertical Net, Moai, OpenSite Technologies, FairMarketSM, Inc, Ariba and Trade'ex, Gofish, Fishmonger, Free markets and many other. A brief description is included below:

         WCOL delivers Internet based, global e-commerce solutions to large international organizations and worldwide vertical industries. Decofrut provides the verification of the quality of fruits shipped into the world's largest port, Rotterdam, and Philadelphia. Farms.com will shortly be offering a Bid-Ask market place. Commodity traders will be able to participate in Real Time Bid-Ask trading with bids exchanged instantaneously. Pan European Fish Auction (PEFA) operates a network of electronic Fish Auctions spread over Europe. These auctions are linked together and accessible to the buyers via the internet, thus creating a virtual market place on a "business-to-business" level. VerticalNet, Inc. is a creator and operator of vertical trade communities. VerticalNet leverages the interactive features and global reach of the Internet to create multinational, targeted business-to-business communities. Moai provides commerce solutions for the Internet. Moai provides companies with the technology and services for customized on line auctions and trading exchanges. OpenSite
Technologies: provides online auction solutions. Since 1996, OpenSite has offered online auction software with quick implementation and ease of management.

         FairMarketSM, Inc. is a provider of networked, online dynamic pricing solutions that are designed to allow customers to expand their distribution channels and create new on-line revenue opportunities. Their primary service offering is an outsourced, private label auction solution that is used by some of the merchants and portals on the Web. Ariba and Trade'ex: the evolution of the Internet economy and the creation of new Digital marketplaces will streamline the commerce process and to tally transform the way businesses exchange goods, services, and information. Sorcity is an Internet hosted, business-to-business reverse auction service for buyers and sellers of both direct and indirect items. Respond.co is a online shopping service, a way of matching buyers and sellers of a wide range of products and services. Gofish: creates a single resource for every one connected with the seafood industry. Where buyers and sellers can do business faster and easier than ever before with feature reporting.

         FishMonger is based adjacent to the bustling seafood industry of Seattle, the Puget Sound, and the North Pacific. It has been developed by combining the talent from the seafood industry with exceptional expertise from the world of e commerce. Free markets creates business to business on line auctions for buyers of industrial parts, raw materials, commodities and services. Since 1995, it has created auctions for goods and services in more than 50 product categories, including injection molded plastic parts, commercial machinings, metal fabrications, chemicals, printed circuit boards, corrugated packaging and coal.

         Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, greater name recognition, more strategic relationships and a larger installed base of customers. In addition, certain competitors have well-established relationships with our current or potential customers. As a result, our competitors may be able to devote greater resources to the development, promotion and sale of their services, may have more direct access to corporate decision makers based on previous relationships and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

GOVERNMENT REGULATION; GOVERNMENT APPROVAL

         The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity of and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to issues such as the protection of databases, user privacy, pricing and characteristics and quality of products and services. The adoption of laws or regulations in the future may decrease the growth of the Internet, which in turn could decrease the demand for the Company's services and products and increase the Company's costs of doing business or otherwise have an adverse effect on the Company's business, operating results and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain and could expose us to substantial liability, for which the Company might not be indemnified.

         Due to the global nature of the Internet, it is possible that the governments of various states of the United States or foreign countries may attempt to regulate various states of the United States or foreign countries may attempt to regulate our transmissions or to prosecute us for violations of their laws. Violations of local laws may be alleged or charged by state or foreign governments. We could unintentionally violate these laws and these laws could be modified, or new laws enacted, in the future. It is also possible that states or foreign countries may seek to impose sales taxes on out-of-state companies that engage in commerce over the Internet. In the event that states or foreign countries succeed in imposing sales or other taxes on Internet commerce, the growth of the use of the Internet for commerce could slow substantially.

RESEARCH AND DEVELOPMENT COSTS

         The Company has not incurred significant research and development costs. All expenses relating to the costs incurred during the preliminary project stage is expensed by the Company as incurred. During our fiscal year 2001, we expect to complete our pilot project concerning the EuroNet Trading Portal and, following our assessment of such program, develop for commercial production our financial services products. We are confident that we have the internal development resources to complete this task. We do not expect to have to purchase or sale any significant equipment or facilities. We do not expect to have any significant changes in the number of employees.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

         The Company is not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, while the Company does own real property it is unlikely that its own ownership would lead to liability as a land owner. Therefore, the Company does not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

INTELLECTUAL PROPERTY

         Other than the patent regarding "method and system for real time credit reservation and distribution" currently under review by the United States Patent and Trademark Office, we have neither any registered patents or trademarks nor any licenses, franchises, concessions or royalty agreements. There has been approximately Cnd $1,000,000 spent since inception on the preliminary project work for the Euronet Trading Platform. Since February 1999, our development team has been working on the auction platform.

EMPLOYEES

         As of March 1, 2001, we had one hundred and twenty-one (121) full time employees and four (4) part time employees. None of our employees is represented by a labor union or are covered by a collective bargaining agreement. We consider our labor and employee relations to be good. Competition for qualified personnel in our industry is intense, particularly among software development and other technical staff. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

ITEM 2.  DESCRIPTION OF PROPERTIES.
         --------------------------

         The Company has offices located at 220 King Street West, Suites 200 and 300, Toronto, Ontario, Canada, M5H 1K4 and at Bormte 204/A, Stekene, Belgium 9190. The offices at 220 King Street West are leased by I-Three, which lease ends September 3, 2004 and provides for rent payments of Cnd$174,000 per year.

         Schelfhout's real property was divested prior to our acquisition. As part of the acquisition, however, Schelfhout shall be entitled to remain on the premises where it currently conducts its business operations for a twelve (12) month period ending January 7, 2001 rent free and thereafter, for an additional term of 10 years, at a rate of 2,400 BEF per square meter for office space, 1,800 BEF per square meter for the work room and 1,200 per square meter for the warehouse.

         Our subsidiary, Kwatrobox, rents through its subsidiaries the following offices:

         (1) Palm has three rented offices located at: (i) 3 Laan van Verhoef, office B3.83, Rijnsburg, The Netherlands, at the rate of NLG 13,359 per year for a two year term, commencing on July 1, 2000; (ii) 29 Middel Broekweg, office H191, Naaldwijk, The Netherlands, at the rate of NLG 46,739 per year for a one year term, commencing on January 1, 1999, which term shall automatically be renewed unless or until either party gives three (3) months notice to quit; and
(iii) 1 Hornweg, Aalsmeer, The Netherlands, at the rate of NLG 15,364 per year for a five year term, commencing on August 1, 1998, which term may be extended for additional 5 year terms unless and until either party gives twelve (12) months notice to quit.

         (2) Nieaf has rented an office located 22 Kanaalweg, Utrecht, The Netherlands, the lease price is NLG 246,188 at a rate of June 1, 1999 for a period of 5 years (with extensions for another period of 5 years) until one of the parties give notice to quit with a term of notice of twelve months.

         Our Company does not own any real property other than (a) the building contributed by us to our subsidiary, SDL Invest N.V., which ownership interest is subject to an option to purchase granted to such subsidiary's minority shareholders and (b) a three story office and small warehouse building located at the 2 Molenvlietweg; Aalsmeer that is owned by our subsidiary, Kwatrobox. Annual property taxes to Kwatrobox are approximately 1,302 Guilders. We have not entered into any agreements to acquire any properties.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

         A shareholder derivative action was brought against the Company on November 17, 1999 in the United States District Court of California against the Company, its subsidiaries, two of its directors and several other companies and individuals, including Shane Maine (former director and Chief Executive Officer of the Company) and Ventures North Investment Partners, Inc. and QFG Holdings Limited, Inc., both stockholders of the Company, among others. The proceeding alleges that the reputation of Sanga International, Inc. ("Sanga") was damaged and that the defendants are liable for: (i) engaging in conversion; (ii) engaging in fraud; (iii) interfering with Sanga's prospective business advantage; (iv) breach of contract; (v) violating California usury laws; and
(vi) breach of fiduciary duty. The plaintiff claims the defendants' actions have not only damaged Sanga but also the plaintiff and the remaining shareholders of Sanga by as much as $100 million dollars. As part of the relief, the plaintiff sought preliminary and permanent injunctive relief against the defendants from engaging, among other things, in the following activities: (a) use of plaintiff's proprietary Internet auction technology, (b) use of plaintiff's proprietary financial services technology, (c) represent-ing the right to utilize plaintiff's Internet auction technology or proprietary financial services technology or (d) transferring, hypothecating, selling, licensing or otherwise engaging in a transaction regarding plaintiff's financial services technology.

         The foregoing proceeding was stayed on November 29, 1999 as a result of Sanga filing for Chapter 11 bankruptcy protection in the United States Bankruptcy Court.

         A competitor of SCS has filed three claims totaling approximately $150,000 (FRF1,000,000) against SCS during 2000. In addition, certain customers of a subsidiary have filed claims totaling $70,000 against the subsidiary. At present, there is insufficient information available to ascertain the likelihood of these claims being successful. Accordingly, no recognition of this contingent loss has been made.

         Except as described above, management does not have knowledge of any material litigation pending, threatened or contemplated, or unsatisfied judgments against the Company or its affiliates, or any proceedings in which the Company or its affiliates is a party. Similarly, management is without knowledge as to any legal actions pending or threatened or judgments entered against the Company's executive officers and directors in their capacity as such, other than to the extent such individuals are named in the above actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         No matters were submitted to the vote of the holders of the Company's securities during the fourth (4th) quarter ended December 31, 2000.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         -------------------------------------------------------------

MARKET PRICE OF THE COMPANY'S COMMON STOCK

         Our common stock are currently quoted on the OTC Bulletin Board under the symbol "EAUC."

         From January 19, 2000 to October 25, 2000, our common stock was quoted on the quotation system operated by the National Quotation Bureau, LLC, known as the "Pink Sheets" after our shares of common stock were delisted from quotation on the OTC Bulletin Board due to our in ability to become a reporting issuer prior to the deadline imposed by the National Association of Securities Dealers, Inc.

         The following table sets forth the closing prices for the common stock during the periods indicated, as reported by the OTC Bulletin Board prior to January 19, 2000 and after October 24, 2000, and during the interim, as reported by the National Quotation Bureau, LLC Pink Sheets. The bid prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns, or commissions and do not necessarily reflect actual transactions. To our knowledge, prior to February 26, 1999, no broker dealer made an active market or regularly submitted quotations for our common stock. During this period, there were only an infrequent number of trades and virtually no trading volume.

         YEAR ENDING DECEMBER 31, 1999                        COMMON STOCK
       -----------------------------                          ------------
                                                         PRICE HIGH    PRICE LOW
                                                         ----------    ---------
         First Quarter (commencing February 26, 1999)       9.05          4.70
         Second Quarter                                    11.38          6.60
         Third Quarter                                      9.25          1.19
         Fourth Quarter                                     1.78          0.91

         YEAR ENDING DECEMBER 31, 2000
         -----------------------------
                                                         PRICE HIGH    PRICE LOW
                                                         ----------    ---------
         First Quarter                                     6.38           1.34
         Second Quarter                                    2.88           1.15
         Third Quarter                                     1.45           0.59
         Fourth Quarter (prior to October 25, 2000)        1.01           0.57
         Fourth Quarter (after October 25, 2000)           0.88           0.30

         YEAR ENDING DECEMBER 31, 2001
         -----------------------------
                                                         PRICE HIGH    PRICE LOW
                                                         ----------    ---------
         First Quarter (through March 26, 2001)            0.84           0.30

         As of March 26, 2001, we had 66,350,915 shares of common stock outstanding held by approximately 258 record holders. The Company estimates that its common stock is held by approximately 750 beneficial holders.

DIVIDEND POLICY

         We have never declared or paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business.

Accordingly, we do not anticipate that cash dividends will be paid until our earnings and Financial condition justify such dividends, and there can be no assurance that we can achieve such earnings.

RECENT SALES OF UNREGISTERED SECURITIES.

         On November 27, 2000, the Registrant issued an aggregate of 455,000 shares of common stock to the stockholders of I-Three, Inc. as partial consideration for the purchase of all of the outstanding shares of capital stock of i-Three, Inc. In issuing the above referenced securities, the Registrant relied on the exemption afforded by Section 4(2) of the 1933 Act and Regulation D, as transactions by an issuer not involving any public offering.

ITEM 6.  PLAN OF OPERATION.
         ------------------

PLAN OF OPERATIONS

         Over the next twelve months, we intend to continue to grow rapidly, consolidating our operations and building upon our acquisitions during fiscal year 2000 of Schelfhout Computer Systemen N.V. (January 2000), Kwatrobox B.V. and its subsidiaries including Palm and Nieaf Systems (November 2000) and I-Three, Inc. (November 2000). Also during fiscal year 2000 we started to develop new services for our customers to help buyers and sellers with credit reservations and foreign exchange. We anticipate additional cash will be needed to fund such growth and fully intend to engage in further financing to meet expanded operating capital needs.

         At December 31, 2000, we had approximately US $6.2 million in cash. In addition, the operations of our wholly-owned subsidiary, Schelfhout, generated a modest amount of positive cash flow.

         Presently, we generate revenues by providing electronic trading (auction/bid ask) systems (Schelfhout), wholesale distribution (Kwatrobox), and industry specific domain consulting (both Schelfhout and Kwatrobox). With our acquisition of I-Three in late November 2000, we are also able to provide high-end consulting and software integration services targeting business-to-business web portal applications.

         As a provider of electronic trading solutions and value added e-commerce services to the perishable commodity marketplace, we continue to focus on the following perishable commodities - fish, fruits & vegetables, and flowers. Our acquisitions of Schelfhout and Palm/Nieaf during fiscal year 2000 provide a customer base of over 150 electronic auction sites with thousands of buyers and sellers. We expect to continue to realize revenues from this historical customer base.

         We also intend to provide additional financial services to this customer base by creating industry specific electronic marketplaces that supply a full range of business services to market participants. Such an electronic marketplace will support all manner of trading (spot, forward and futures) and will provide market participants with access to a broad array of value-added ancillary services. Our research and development efforts during fiscal year 2000 culminated with us filing on December 18, 2000 a patent application with the US Patent and Trademark Office regarding the "method and system for real time credit reservation and distribution," which patent application relates to a process designed to provide credit from a buyer to a seller through a central source. Our intention is to derive further revenues by charging customers a usage fee for the additional services we will be providing. We are currently piloting this new technology with a group of six (6) fish auction houses in the Dutch electronic fish market. Once completed, we intend to roll out the new product and services to our other customers. We anticipate this rollout to occur in the second quarter of 2001. As the new services are adopted, we expect to move towards a transaction-based revenue model whereby we anticipate earning revenue based on continuing value-added services.

         We anticipate that completion of our financial services technology roll out will require approximately $750,000 in capital expenditures. The majority of the funds required will go toward setting up the hardware and software to allow transactions to occur across our network. Because the technology will be scaleable, we do not expect significant costs to be incurred as we roll out the technology to our installed customer base. Our chief expenditures will include hiring qualified programmers to continue to develop our technology, as well as hiring a larger sales and marketing staff to grow our business and effectively service our clientele. It is also anticipated that we will spend approximately $500,000 out of our current working capital in fiscal year 2001 to purchase new computer equipment for the increased staff. It is anticipated that our accounts payable and accruals will be satisfied out of our working capital.

         During fiscal year 2000, we raised the following funds:

     o In January 2000, we raised approximately $4.4 million of new capital through the private placement of 9,293,777 shares of our common stock. Of this $1.9 million was received in 1999.

     o In June 2000, we raised approximately $7.4 million in additional capital through a private placement of 4,072,639 shares of our common stock to ABN AMRO Capital Investments (Belgie) N.V.; and

     o In January 2000, we retired $3.8 million in debt held by Halium Hongorzul, Millennium Advisors Inc. and Ventures North Investment Partners Inc. by issuing an additional 7,625,916 shares of our common stock.

PRELIMINARY PROJECT STAGE

         During the next twelve months we expect to complete the pilot project and commence commercial production of our financial services products. This will entail getting feedback from the users of the pilot project and implementing the design specifications into the final code version. We are confident that we have the internal development resources to complete this task. We do not expect to have any purchase or sale of plant and significant equipment. We do not expect to have any significant changes in the number of employees.

RESULTS OF OPERATIONS

   COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

REVENUES.

         Revenue for the year ended December 31, 2000 was $4.8 million, as compared to $0 in the year ended December 31, 1999. Increases in revenue were driven by the Company's acquisition of Schelfhout on January 10, 2000, Kwatrobox on November 1, 2000 and I-Three on November 27, 2000. (On a proforma basis, Schelfhout had revenues of approximately $3.8 million and $2.8 million for the fiscal years ended 2000 and 1999, respectively, and Kwatrobox had revenues of approximately US $4.2 million and $4.9 million for such fiscal periods). Schelfhout derives its revenues from the development and installation of clock systems, cooling installations and maintenance for auction halls. Kwatrobox specializes in the manufacturing and servicing of auction clock systems used in the auction of perishable commodities as well as the development of software specific to auctions and industries associated with auctions, including importers and exporters, the wholesale trade, line drivers and growers. The sale of hardware and software related to these operations forms part of this service.

NET LOSS/EARNINGS.

         Net loss for the year ended December 30, 2000 was $4,665,934, as compared to a loss of $2,654,432 for the corresponding period ended December 31, 1999. This increase in net loss is partly attributable to an increase in depreciation and amortization costs, to approximately $1.7 million, and inclusion of our percentage of Aucxis Ltd. (Australia) loss of approximately $190,000. (On a proforma basis, Schelfhout had net income of approximately $8,000 and $54,000 for the years ended December 31, 2000 and December 31, 1999, respectively, and Kwatrobox had net losses of approximately $1.7 million and $300,000 for such fiscal periods).

OPERATING EXPENSES.

         Operating expenses for the year ended December 31, 2000 were $5,698,828, as compared to $2,654,432 for the corresponding period ended December 31, 1999. This increase in operating expenses was chiefly attributable to efforts taken by the Company to consolidate its market space and to acquire companies management believed would form the building blocks for bringing additional services into the perishable market place. For the year ended December 31, 2000, we acquired Schelfhout (January 10, 2000), Kwatrobox (November 1, 2000) and I-Three (November 27, 2000). With such acquisitions came additional costs. On a proforma basis for fiscal year 2000, Schelfhout had operating costs of approximately $2.1 million; Kwatrobox, approximately $2.7 million; and I-Three, approximately $530,000. We also incurred increased costs for travel due to operations in both North America and Europe, increased legal and accounting costs due to regulatory compliance matters upon becoming a publicly reporting company and increased salaries and benefits due to the ramp up of research and development to move the company's product and service offering to the next level.

LIQUIDITY AND CAPITAL RESOURCES

         Changes in non-cash working capital at December 31, 2000 was approximately $322,000 compared to $949,000 for the year ended December 31, 1999. The increase in working capital was due primarily to an increase in inventory of approximately $217,000. At year end the Company held cash of $6.2 million.

PRELIMINARY PROJECT STAGE.

         During the fiscal year 2001, we expect to complete the pilot project and commence commercial production of our financial services products. At the year end we are still in the preliminary stages of developing this model. Activities in 2001 will include getting feedback from the users of the pilot project and implementing the design specifications into the final code version. We are confident that we have the internal development resources to complete this task.

ACQUISITIONS

         During fiscal year 2000, the company completed the following three acquisitions:

Schelfhout Computer Systemen N.V.

         By a share purchase agreement dated as of January 10, 2000 among Luc Schelfhout, Hilde De Laet and our subsidiary, Aucxis (Belgium), we acquired all of the shares of Schelfhout Computer Systemen N.V., a Belgium Company. A purchase price for the shares of Schelfhout of $10 million, was stipulated in the share purchase agreement, and which consideration included (i) $4 million cash ($1 million of which was paid in 1999) and (ii) an aggregate of 3,636,364 shares of our common stock issued to Luc Schelfhout and Hilde De Laet, the sole stockholders of Schelfhout. For accounting purposes, the purchase price per share was deemed to be $1.00. As part of the transaction, we agreed not to sell or otherwise to transfer the shares of Schelfhout during the 12 month period ending on January 10, 2001. As security for the covenant not to sell the shares and for other matters, we pledged the shares acquired in Schelfhout in favor of Luc Schelfhout and Hilde De Laet.

Kwatrobox B.V.

         On November 1, 2000, we purchased all of the issued and outstanding shares of Kwatrobox B.V. a Netherlands corporation, in exchange for (i) a cash sum of $1,573,250 (4 Million Guilders); (ii) an aggregate of 1,250,000 shares of our common stock; and (iii) subject to future earnings, possible options exercisable at the third anniversary date to purchase additional shares of our common stock having an aggregate value of 1 Million Guilders. Kwatrobox B.V. is the parent company of 1) Nieaf Systems B.V., a developer of electronic trading systems for perishable commodity market places and 2) Automatiseringsbureau Palm B.V., which develops specialized enterprise resource planning (ERP) software and IT Infrastructure Systems for Exporters and Wholesalers in the $6 Billion Dutch flower industry.

I-Three, Inc.

         On November 27, 2000, we purchased all of the issued and outstanding shares of I-Three, Inc. in exchange for an aggregate of 455,000 shares of our common stock. I-Three is an e-commerce solutions provider focused on delivering globally scaleable, event driven applications for B2B enterprises that fully leverage the opportunities of information gathering and sorting from the Internet. With I-Three's existing line of B2B applications, and strategic partnerships with industry leaders such as Sun-Netscape Alliance, TIBCO Software Inc. and Oracle, our management believes that I-Three will provide the Company with the capability to develop internally our financial service and portal applications.

RISKS AND UNCERTAINTIES

         Our business plan is largely dependent upon the perishable commodity auction marketplace and the business to business electronic commerce marketplace. This marketplace has been experiencing a dramatic increase in size over the past few years. We believe in the strengths of the Company's capabilities, and in its ability to adapt to changes in the marketplace. However, there can be no assurance that the perishable commodity auction marketplace and the business to business electronic commerce marketplace will continue to exist or that the skills of the Company will not become obsolete, or be circumvented. Due to the significant and rapid technological changes in the perishable commodity auction marketplace and the business to business electronic commerce there can be no assurance that the introduction of new products or the development of technologies by other entities will not render the Companies products and services obsolete or unmarketable.

         Management is committed to grow by providing products and services that meet the needs of its customer base.

         The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to introduce new products into new and rapidly evolving markets characterized by intense competition. To address these risks and uncertainties, the Company must, among other things, successfully market its existing products and technologies and complete and introduce products and product enhancements under development in a timely manner, continue to upgrade and commercialize its technologies, compete effectively with a large number of technologically sophisticated and well financed companies, and attract, retain and motivate highly qualified personnel, manage rapid growth and integrate the personnel, technologies and operations of acquired businesses. There can be no assurance that the Company will successfully address these challenges.

         The Company has incurred losses from operations in its last three fiscal years and as at December 31, 2000, had an accumulated deficit in shareholders' equity of $7.6 million.

         The Company continues to seek out opportunities to acquire or invest in businesses, products and technologies that expand, compliment or are otherwise related to the Company's current business or products. The Company also considers from time to time opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. Such acquisitions, investments, joint ventures or other business initiatives may involve significant commitments of financial and other resources of the Company. There can be no assurance that any such activity will be successful in generating revenue, income or other returns to the Company, or that financial or other resource committed to such activities will not be lost.

ITEM 7.  FINANCIAL STATEMENTS.
         ---------------------
                  (i)      Report of Independent Accountants.

                  (ii)     Consolidated Balance Sheet as of December 31, 2000.

                  (iii) Consolidated Statement of Operations Deficit and Accumulated Comprehensive Income for the years ended December 31, 2000 and December 31, 1999.

                  (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2000 and December 31, 1999.

                  (v) Consolidated Statement of Stockholder's Equity for the years ended December 31, 2000 and December 31, 1999.

                  (vi)     Notes to Consolidated Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         On October 10, 2000, the client-auditor relationship between our Company and Dale Matheson Carr-Hilton ("DMCH") ceased and we engaged PricewaterhouseCoopers LLP, as our independent accountants for the fiscal year ending December 31, 2000. DMCH's reports on the consolidated financial statements of the Company for fiscal year 1999 did not contain any adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal year 1999 and the subsequent interim period preceding the resignation of DMCH, there were no disagreements with DMCH regarding any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DMCH, would have caused DMCH to make reference to the subject matter of the disagreements in connection with its report. We requested from DMCH, and DMCH furnished to us, a letter addressed to the Securities and Exchange Commission stating that it is agreement with the above statements.

         The decision to engage PricewaterhouseCoopers LLP was approved by the board of directors on October 10, 2000.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

         The information called for by this Item is set forth under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2001 and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.
         -----------------------

         The information called for by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2001, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

         The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2001, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

         The information called for by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2001, and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

               (a)  Exhibits

            NUMBER  DESCRIPTION
            ------  -----------

               3.1 Articles of Incorporation, as amended, of the Company (Incorporated by reference to Exhibit 2(i) of the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.)

               3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) of the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.)

               4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4 of the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.)

               (a)  Exhibits

            NUMBER  DESCRIPTION
            ------  -----------

               10.1 Share Exchange Agreement dated as of February 26, 1999 between Kazari International Inc. (now e-Auction Global Trading Inc.) and QFG Holdings Limited, Inc. (Incorporated by reference to the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.
                    Exhibit 6(i))

               10.2 Share Purchase Agreement dated January 10, 2000 between
                    e-Auction Global Trading Inc., e-Auction Belgium N.V., Luc Schelfhout, and Hilde De Laet (Incorporated by reference to
                    Exhibit 6(iv) of the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.)

               10.3 Pledge Agreement dated January 10, 2000 between e-Auction
                    Belgium N.V., Luc Schelfhout, and Hilde De Laet

               10.4 Share Purchase Agreement dated November 1, 2000 between
                    v-Wholesaler.com and each of Peces B.V., Rendex B.V., Van Veen Boys B.V. and Wodan B.V., as shareholders of Kwatrobox B.V. (Incorporated by reference to Exhibit 2.1/A of the Registrant's Amended Current Report on Form 8-K/A (No. 0001102233) filed with the Securities and Exchange Commission on November 1, 2000.)

               10.5 Agreement re: Postponement Signing SPA and Transfer Shares
                    Kwatrobox B.V. dated as of August 29, 2000 between e-Auction Global Trading Inc. and each of Peces B.V., Rendex B.V., Van Veen Boys B.V. and Wodan B.V., as shareholders of Kwatrobox B.V. (Incorporated by reference to Exhibit 2.1/A of the Registrant's Amended Current Report on Form 8-K/A (No. 0001102233) filed with the Securities and Exchange Commission on November 1, 2000.)

               10.6 Pledge Agreement dated as of June 5, 2000, between e-Auction
                    Global Trading Inc. and each of Peces B.V., Rendex B.V., Van Veen Boys B.V. and Wodan B.V., as shareholders of Kwatrobox B.V. (Incorporated by reference to Exhibit 2.1/A of the Registrant's Amended Current Report on Form 8-K/A (No. 0001102233) filed with the Securities and Exchange Commission on November 1, 2000.)

               10.7 Share Purchase Agreement dated as of November 27, 2000 between e-Auction Global Trading Inc. and i-Three, Inc.

               10.8 Stock Option Plan, adopted March 1, 1999 and amended March
                    13, 2000 of the Company (Incorporated by reference to Exhibit 6 (iii) of the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.)

               10.9 Stock Purchase Agreement dated June 21, 2000 between
                    e-Auction Global Trading, Inc. and ABN AMRO Capital Investments (Incorporated by reference to Exhibit 6(v) of the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.)

              10.10 Amended and Restated Employment Agreement dated December
                    30, 2000 between David Hackett and the Company. (*)

               (a)  Exhibits

            NUMBER  DESCRIPTION
            ------  -----------

              10.11 Employment Agreement dated December 30, 2000 between Daniel
                    McKenzie and the Company. (*)

              10.12 Services Agreement dated February 16, 2001 between Aucxis
                    Corp. (Canada) and Electronic Data Systems Limited. (*)

              21.1  Subsidiaries of the Company.

*        Filed herewith

               (b)  Reports on Form 8-K

                    We filed a Company Report on Forms 8-K and 8-K/A with respect to our acquisition of Kwatrobox, which event was consummated on November 1, 2000.

E-AUCTION GLOBAL TRADING INC.
(a Nevada Corporation)

Consolidated Financial Statements
DECEMBER 31, 2000
(expressed in U.S. dollars)

PRICEWATERHOUSECOOPERS [PWC LOGO]
--------------------------------------------------------------------------------
                                                  | PricewaterhouseCoopers LLP
                                                  | Chartered Accountants
                                                  | PO Box 82
                                                  | Royal Trust Tower Suite 3000
                                                  | Toronto Dominion Centre
                                                  | Toronto Ontario
                                                  | Canada M5K 1G8
                                                  | Telephone +1 416 863 1133
                                                  | Facsimile +1 416 365 8215
March 21, 2001



REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS OF
E-AUCTION GLOBAL TRADING INC.

In our opinion, the accompanying consolidated balance sheet as at December 31, 2000 and the related consolidated statements of operations, deficit and comprehensive loss and consolidated statement of cash flows present fairly, in all material respects, the financial position of E-AUCTION GLOBAL TRADING INC. at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the company as at December 31, 1999 and for the year then ended were audited by other independent accountants whose report dated February 1, 2000 expressed an unqualified opinion on those statements.

/s/ PricewaterhouseCoopers LLP

Toronto, Ontario


PricewaterhouseCoopers refers to the Canadian firm of PricewaterhouseCoopers LLP and other members of the worldwide PricewaterhouseCoopers organization.

E-AUCTION GLOBAL TRADING INC.
Consolidated Balance Sheet
AS AT DECEMBER 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                     2000                   1999
                                                                                        $                      $
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                        6,205,169             4,179,394
Accounts receivable                                                              1,600,871                     -
Inventory                                                                          608,537                     -
Prepaid expenses                                                                   121,819                     -
                                                                          -----------------------------------------

                                                                                 8,536,396             4,179,394
INVESTMENT                                                                         514,835                     -
DEPOSIT                                                                                  -             1,000,000
FIXED ASSETS                                                                     1,732,521                34,247
ACQUIRED WORKFORCE                                                                 161,351                     -
ACQUIRED CORE TECHNOLOGY                                                         1,226,920                     -
GOODWILL                                                                         9,239,748                     -
                                                                          -----------------------------------------

                                                                                21,411,771             5,213,641
                                                                          -----------------------------------------

LIABILITIES

CURRENT LIABILITIES

Bank indebtedness                                                                  423,432                     -
Accounts payable and accrued liabilities                                         2,703,079               749,050
Due to related parties                                                             944,728               860,793
Deferred revenue                                                                 1,323,874               200,000
Current portion of long-term debt                                                  255,571                     -
Shareholder loan                                                                         -             2,200,000
Subscriptions receipts                                                                   -             1,858,229
Related party loan payable                                                               -             2,000,000
                                                                          -----------------------------------------

                                                                                 5,650,684             7,868,072
DUE TO RELATED PARTIES                                                             375,063                     -
LONG-TERM DEBT                                                                     392,718                     -
NON-CONTROLLING INTEREST                                                             3,742                     -
                                                                          -----------------------------------------

                                                                                 6,422,207             7,868,072
                                                                          -----------------------------------------

MANDATORILY REDEEMABLE SHARES OF COMMON STOCK                                    4,574,364                     -
                                                                          -----------------------------------------

SHAREHOLDERS' EQUITY

SHARE CAPITAL

62,714 ,551(1999 - 39,820,000) shares of common stock - $0.001 par value            62,715                     -
ADDITIONAL PAID-IN CAPITAL                                                      18,735,673                     -
ACCUMULATED OTHER COMPREHENSIVE LOSS                                              (124,822)                    -
DEFICIT                                                                         (8,258,366)           (2,654,432)
                                                                          -----------------------------------------

                                                                                10,415,200            (2,654,431)
                                                                          -----------------------------------------

                                                                                21,411,771             5,213,641
                                                                          -----------------------------------------

CONTINGENCIES (note 27)
APPROVED BY THE BOARD OF DIRECTORS


--------------------------- Director      --------------------------- Director
   The accompanying notes form an integral part of these financial statements.

E-AUCTION GLOBAL TRADING INC.
Consolidated Statement of Operations, Deficit and Comprehensive Loss
FOR THE YEAR ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

                                                                                                 2000                   1999
                                                                                                    $                      $
REVENUE                                                                                      4,858,963                     -

COST OF GOODS SOLD                                                                          (1,969,666)                    -
                                                                                      -----------------------------------------

                                                                                             2,889,297                     -
                                                                                      -----------------------------------------

EXPENSES
Selling, general and administrative                                                          5,698,828             2,654,432
Depreciation and amortization                                                                1,749,312                     -
                                                                                      -----------------------------------------

                                                                                             7,448,140             2,654,432
                                                                                      -----------------------------------------

LOSS BEFORE THE UNDER-NOTED                                                                 (4,558,843)           (2,654,432)

SHARE OF LOSS OF EQUITY INVESTMENT                                                            (193,168)                    -

INTEREST INCOME                                                                                189,392                     -
                                                                                      -----------------------------------------

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST                                       (4,562,619)           (2,654,432)

INCOME TAX EXPENSE                                                                            (104,732)                    -

NON-CONTROLLING INTEREST                                                                         1,417                     -
                                                                                      -----------------------------------------

LOSS FOR THE YEAR                                                                           (4,665,934)           (2,654,432)

ACCRETION OF MANDATORILY REDEEMABLE COMMON STOCK TO REDEMPTION VALUE                          (938,000)                    -
                                                                                      -----------------------------------------

LOSS AVAILABLE TO COMMON SHAREHOLDERS                                                       (5,603,934)           (2,654,432)

DEFICIT - BEGINNING OF YEAR                                                                 (2,654,432)                    -
                                                                                      -----------------------------------------

DEFICIT - END OF YEAR                                                                       (8,258,366)           (2,654,432)
                                                                                      -----------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                                                 (0.09)                (0.07)
                                                                                      -----------------------------------------

LOSS FOR THE YEAR                                                                           (4,665,934)           (2,654,432)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS AND ACCUMULATED OTHER COMPREHENSIVE

      LOSS                                                                                    (124,822)                    -
                                                                                      -----------------------------------------

COMPREHENSIVE LOSS                                                                          (4,790,756)           (2,654,432)
                                                                                      -----------------------------------------

SHARES USED IN COMPUTING BASIS AND FULLY DILUTED EARNINGS PER SHARE                         59,196,743            34,432,329

   The accompanying notes form an integral part of these financial statements.

E-AUCTION GLOBAL TRADING INC.
Consolidated Statement of Cash Flows
FOR THE YEAR ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

                                                                                                 2000                   1999
                                                                                                    $                      $
CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Loss for the year                                                                           (4,665,934)           (2,654,432)
Add: Items not affecting cash
      Interest                                                                                  21,698                     -
      Depreciation and amortization                                                          1,749,312                     -
      Foreign exchange                                                                         (32,364)                    -
      Stock options issued to non-employees                                                     14,469                     -
      Non-controlling interest                                                                  (1,417)                    -
      Share of loss of equity investment                                                       193,168                     -
Net change in non-cash working capital                                                        (322,361)              949,050
                                                                                      -----------------------------------------

                                                                                            (3,043,429)           (1,705,382)
                                                                                      -----------------------------------------
FINANCING ACTIVITIES
Bank indebtedness                                                                               38,375                     -
Due to related parties                                                                        (269,533)              860,793
Issuance of share capital                                                                    9,876,328             4,058,229
Long-term debt                                                                                (103,201)            2,000,000
Demand loan receivable                                                                        (749,688)                    -
                                                                                      -----------------------------------------

                                                                                             8,792,281             6,919,022
                                                                                      -----------------------------------------
INVESTING ACTIVITIES
Purchase of fixed assets                                                                      (713,388)              (34,247)
Purchase of businesses - net of cash acquired                                               (2,982,164)           (1,000,000)
                                                                                      -----------------------------------------

                                                                                            (3,695,552)           (1,034,247)
                                                                                      -----------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS DURING THE YEAR                                        2,053,300             4,179,393

EFFECT OF FOREIGN EXCHANGE ON CASH                                                             (27,525)                    -

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                                4,179,394                     1
                                                                                      -----------------------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                                      6,205,169             4,179,394
                                                                                      -----------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                                   54,020                     -
Taxes paid                                                                                      11,882                     -

   The accompanying notes form an integral part of these financial statements.

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

1     NATURE OF BUSINESS

      The company is currently developing e-business services for perishable commodity marketplaces primarily in Europe. In addition, through its newly acquired subsidiaries (note 4), the company is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems. These activities are primarily located in Europe. To date the company has not earned revenue from the e-business services model. The success of the e-business model is dependent upon completing a working prototype and developing new services that will be commercially accepted, and upon obtaining adequate financing to support the final stages of development of this business model. The outcome of these matters cannot be determined at this time.

2     BASIS OF PRESENTATION

      The  company   commenced   operations  in  1999,  and   accordingly,   the
      consolidated statement of operations, deficit and comprehensive loss is only presented for 1999 and 2000.

      CONSOLIDATION

      The accompanying financial statements consolidate the accounts of the company and its wholly owned subsidiaries: Aucxis Corp. (Belgium) N.V. (formerly e-Auction Belgium N.V.) and its wholly owned subsidiary, Schelfhout Computer Systemen N.V. (SCS) and its 99% owned subsidiary in SDL Invest N.V., e-Auction Global Trading Inc. (Barbados) and its wholly owned subsidiary Aucxis Corp. (Canada), (formerly e-Auction Global Trading Inc. (Canada)), V-Wholesaler B.V. and its wholly owned subsidiary, Kwatrobox B.V. and the subsidiaries of Kwatrobox B.V., 100% of Automatiserngbureau Palm B.V., 80% of Scoop Software B.V., 100% of Palm Veilingsystemen B.V., 100% of Nieaf Systems B.V, and 100% of I-Three, Inc.

      The financial statements also include the company's share of the net assets and earnings or loss of the company's 48.2% investment in Aucxis (Australia) Ltd., (formerly Hunter Capital Limited) accounted for by the equity method.

3     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      FOREIGN CURRENCY TRANSLATION

      The company's functional currency is the U.S. dollar, except as noted below. Foreign denominated non-monetary assets, liabilities and other items are measured in U.S. dollars using the exchange rate prevailing at the respective transaction dates. Monetary assets and liabilities denominated in foreign currencies are measured at exchange rates prevailing at the balance sheet date. Resulting remeasurement adjustments are included in income. The functional currencies of the company's subsidiaries are euros, Netherland guilders and Australian dollars.
      Accordingly, the company applies the current exchange rate to translate the subsidiaries' assets and liabilities, and average exchange rate for the year to translate revenues, expenses and gains and losses, into U.S. dollars. The resulting translation adjustments are included as a separate component of comprehensive loss within shareholders' equity.

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

      USE OF ESTIMATES

      The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Financial results as determined by actual events could differ from those estimates.

      FINANCIAL INSTRUMENTS

      The company's financial instruments consist of cash and cash equivalents and bank indebtedness, accounts receivable, accounts payable and accrued liabilities, due to related parties, deferred revenue and long-term debt, the fair market values of which approximate their carrying values due to the short-term nature and normal trade terms.

      FIXED ASSETS

      Fixed assets are recorded at cost less accumulated depreciation. Fixed assets are depreciated from the date of acquisition using the following rates:

           Building                           straight-line over 40 years
           Furniture and fixtures             straight-line over 10 years
           Leaseholds                          Straight-line over 4 years
           Tools and equipment                 Straight-line over 5 years
           Vehicles                            Straight-line over 5 years
           Software                            Straight-line over 5 years

      ACQUIRED WORKFORCE

      Acquired workforce is recorded at cost and amortized on a straight-line basis over its expected life, which approximates five years.

      ACQUIRED CORE TECHNOLOGY

      Acquired  core   technology  is  recorded  at  cost  and  amortized  on  a
      straight-line basis over its expected life, which approximates five years.

      GOODWILL

      Goodwill represents the cost of acquired businesses in excess of the fair values of the underlying net identifiable assets acquired. Goodwill is amortized on a straight-line basis over its expected life which approximates five years.

      IMPAIRMENT OF LONG-LIVED ASSETS

      The company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets held and used

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

      is measured by a comparison of the carrying amount of any asset to future net undiscounted cash flows expected to be generated by the assets. If such an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

      INTERNAL USE SOFTWARE

      The company has acquired and is developing software for internal use in its e-business services. At December 31, 2000, the company was in the preliminary stages of developing its e-business services software and, accordingly, all related costs have been charged to expense in the year.

      INCOME TAXES

      The company provides for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income taxes bases of assets and liabilities and are measured using enacted tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts more likely than not to be realized. To date, the company's deferred tax assets, relating principally to losses carried forward, have been considered not more likely than not to be realized and, accordingly, a valuation allowance equal to the deferred tax assets has been recorded.

      REVENUE RECOGNITION

      The company derives revenue from the development and installation of clock systems, cooling installations and maintenance services related to these systems. Clock and cooling system installations take three to four months to complete and are accounted for using the percentage of completion method in accordance with Statement of Position 81-1. For contracts with customers that include customer acceptance provisions that are not confirmed until the delivery and installation of the systems, the company defers revenue recognition until the installation is complete and customer acceptance has occurred under the completed contract method of accounting.

      Revenues from the sale of customized hardware and software applications are recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured.

      Maintenance contracts to service installed clock and cooling systems are sold separately from these systems. Revenues from maintenance contracts are recognized ratably over the contract period during which services are performed, as vendor specific objective evidence of fair value for maintenance contracts exists.

      INVENTORY

      Inventory is stated at the lower of cost or market value with cost being determined using the weighted average cost method. Obsolete or defective inventories are reduced to net realizable value.

      The work-in-progress inventory represents direct costs, including raw materials, labour and an allocation of overhead.

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

      STOCK OPTIONS

      The company has a broad-based employee stock option plan. The company uses the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to value stock-based compensation expense for employees and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under this method, options are considered compensatory to the extent that the fair value of the stock exceeds the exercise price at the measurement date, which is the date at which the share option entitlement and exercise price is known. The compensation cost is recognized over the vesting period, and recorded as a component of salaries and benefits expense.

      The company has compensated external service providers with company stock options. The compensation expense recorded is determined based on the fair value method as prescribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation.

      The company has modified the terms of its option plan for certain employees and, in accordance with Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, the company has adopted variable plan accounting for these options. Under variable plan accounting, compensation expense is and recorded each period from the date of modification to the date of measurement.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of cash on deposit and highly liquid short-term, interest bearing securities, having original terms to maturity of three months or less.

      WARRANTY PROVISION

      One of the company's subsidiaries provides a warranty for some of the products sold. A provision for estimated warranty costs is charged to operations on the basis of management's estimate of costs to be incurred servicing warranty claims.

4     ACQUISITIONS

      A)    SCHELFHOUT COMPUTER SYSTEMEN N.V.

           On January 10, 2000, the company completed the purchase of 100% of the issued and outstanding shares of Schelfhout Computer Systemen N.V. (SCS), a Belgian company that supplies clocks and cooling systems to auction houses. The company acquired the shares of SCS in exchange for 3,636,364 shares of common stock and cash of $4,000,000. The shares of common stock have been valued at $3,636,364, based on their estimated fair value at January 10, 2000. Fair value has been determined based on the cash price paid for stock in a contemporaneous private placement, the put feature related to the shares issued to acquire SCS and the market price of the company's stock around the acquisition date.

           The  results  of   operations  of  SCS  have  been  included  in  the
           consolidated financial statements from the date of acquisition.

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

           The following table summarizes the purchase:

                                                                                                $
            Consideration received
                  Identifiable tangible assets                                             369,205
                  Acquired core technology                                                 726,716
                  Goodwill, representing excess of consideration period
                       over identifiable net assets acquired                             6,540,443
                                                                                  ------------------

                                                                                         7,636,364
                                                                                  ------------------

           The net tangible assets of SCS at January 10, 2000 consist of the following: cash of approximately $0.3 million, other working capital amounts of approximately $0.2 million, fixed assets of approximately
           $0.2 million and loans payable of approximately $0.3 million.

           The purchase price of $7,636,364 was paid as follows:

                                                                                                    $

                Refundable deposit paid in 1999                                              1,000,000
                Cash on closing (January 2000)                                               3,000,000
                Shares of common stock at fair value issued in January 2000                  3,636,364
                                                                                      -----------------

                                                                                             7,636,364
                                                                                      -----------------

           The 3,636,364 shares of common stock issued were to be freely tradable at the time of issue and are subject to a timed release formula which allows for release of 454,545 shares, redeemable at $1.65 per share, on each of the 6, 12, 18 and 24-month anniversary dates of the closing, and the release of 606,061 shares, redeemable at $1.65 per share, on each of the 36, 48 and 60-month anniversary dates of the closing. If the company's shares are not freely tradable on any given release date, the vendors may demand redemption of the shares at their redemption price of $1.65 per share. The shares issued to acquire the business have been classified as manditorily redeemable shares of common stock as redemption is outside the control of the company. Subsequent to the acquisition of the company, these shares are accreted up to their redemption value of $1.65 per share over the period to the redemption date. The accretion in the period of $938,000 has been charged to a component of shareholders' equity.

           As at July 10, 2000, the first anniversary date of the acquisition, the shares of the company were not freely tradable. However, the vendors did not exercise their right to demand redemption of the shares. The $750,000 due to the vendors is included in the balance of the mandatorily redeemable shares of common stock.

      B)    PURCHASE OF KWATROBOX B.V.

           Effective November 1, 2000, the company acquired 100% of the issued and outstanding shares of Kwatrobox B.V. (Kwatrobox), a provider of electronic auction infrastructure and enterprise resource planning software, for cash and shares of the company. The consideration includes cash of $1,573,250 and

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

            1,250,000 shares of common stock of the company, plus performance related contingent consideration of up to 200,000 shares of common stock of the company. The total consideration, excluding the contingently issuable shares is $2,883,250.

           An additional 750,000 shares were issued upon closing on November 1, 2000, and will be held in escrow subject to the time release included in the table below. The remaining cash payments included in the table below are recorded as due to related party at the year-end, based on year-end exchange rates.

           An initial deposit of $321,902 of cash and 500,000 shares, with a fair value of $740,000, were issued to the vendor on June 5, 2000.

                                                      SHARE CONSIDERATION                            CASH CONSIDERATION
                                        -----------------------------------------     -----------------------------------------
                                                  NUMBER                     $                 NLG                      $

           June 5, 2001                          600,000                456,000              2,250,000               866,318
           June 5, 2002                          150,000                114,000              1,000,000               385,030
                                        ---------------------------------------------------------------------------------------

                                                 750,000                570,000              3,250,000             1,251,348
                                        ---------------------------------------------------------------------------------------

           The  performance   shares  are  contingent  upon  Kwatrobox  and  its
           subsidiaries  earning  combined  pre-tax income of not less than $1.4 million for the period  commencing on June 5, 2000 through to July 4,
           2003 (the  three-year  period).  To the extent that the  earnings are less than $1.4 million but greater than $1 million for the three-year period,  the  performance  payment  shall be reduced  by the  deficit between  earnings and $1.4 million.  No additional  consideration  is required  where  pre-tax  earnings  are less than $1 million  for the three-year  period.  The performance shares have not been included in the purchase consideration at this time. Any additional consideration arising in the  future  will be based on the fair value of the shares issued at that time and will be recorded as an increase in goodwill.

           The following table summarizes the transaction:

                                                                                                    $
                Consideration received
                      Goodwill, representing excess of consideration period
                           over identifiable net assets acquired                             4,137,369
                      Net identifiable tangible liabilities                                 (1,254,119)
                                                                                      ------------------

                                                                                             2,883,250
                                                                                      ------------------

           The net tangible assets of Kwatrobox at November 1, 2000 consist of the following: cash and other working capital amounts of approximately $(0.8) million, fixed assets of approximately $0.8 million and long-term debt of approximately $1.4 million.

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)-

      C)    PURCHASE OF I-THREE, INC.

           Effective November 27, 2000, the company acquired 100% of the issued and outstanding shares of I-Three, Inc. (I-Three) for 455,000 shares of the company. I-Three is a professional services firm specializing in real-time, business-to-business infrastructure technology. The total consideration is $218,400.

           The following is a summary of the transaction:

                                                                                          $

                Consideration received

                      Fair value of net identifiable tangible liabilities            (616,092)
                      Acquired core technology                                        667,594
                      Acquired workforce                                              166,898
                                                                             ------------------

                                                                                      218,400
                                                                             ------------------

            The net identifiable tangible liabilities consist of cash and working capital of approximately $(0.8) million and fixed assets of approximately $0.2 million.

      d) Due to the timing of the acquisitions of I-Three and Kwatrobox, the company is in the process of evaluating its purchase price allocation, specifically the existence of any in-process research and development and the allocation to core technology. As a result of the evaluation, the purchase price allocation may change.

      e) The following table sets forth the pro forma consolidated results and net assets as if SCS, Kwatrobox and I-Three had been acquired on January 1, 1999 (unaudited):

                                                                          2000                   1999
                                                                             $                      $

                Revenue                                               8,035,041             7,844,199
                Loss                                                 (6,574,087)           (5,439,974)
                Loss per share                                            (0.11)                (0.09)
                Net assets                                           10,415,200             7,157,687

5     ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following amounts:

                                                                         2000                   1999
                                                                          $                       $
           Accounts receivable                                        1,683,130                   -
           Allowance for doubtful accounts                              (82,259)
                                                              -----------------------------------------

                                                                      1,600,871                   -
                                                              -----------------------------------------

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

6        INVENTORY

      Inventories consist of the following:

                                                                          2000                   1999
                                                                             $                      $
           Raw materials                                                304,143                     -
           Work-in-progress                                              99,331                     -
           Finished goods                                               205,063                     -
                                                               -----------------------------------------

                                                                        608,537                     -
                                                               -----------------------------------------

7     INVESTMENT

      The company has recorded dilution gains in the year ended December 31, 2000 totalling $708,003 (1999 - $nil) which is charged to shareholders' equity. $459,158 of the gain resulted from e-Auction Australia Limited
      (EAA) issuing shares to new investors, in exchange for AUD$1.5 million cash. As a result, the company's share of EAA decreased from 100% to 50.01% and a gain was recorded for the amount by which consolidated assets were increased net of amounts attributed to non-controlling interests.

      The second dilution gain of $248,845 occurred on October 27, 2000 when the company's 50.01% interest in EAA was acquired by Hunter Capital Limited
      (Hunter), an Australian public company, through the issue of Hunter shares. Hunter then changed its name to Aucxis (Australia) Ltd. After the completion of this transaction, the company held 48.20% of the shares of Aucxis (Australia) Ltd., a continuation of the former EAA.

      As a result of this dilution in shareholding, the company has accounted for the investment by the equity method.

8     FIXED ASSETS

                                                                      2000                     1999
                                                                         $                        $

      COST
           Land                                                      85,178                        -
           Building                                                 504,075                        -
           Leaseholds                                                64,093                        -
           Furniture and fixtures                                   147,758                        -
           Tools and equipment                                      416,353                        -
           Vehicles                                                 334,528                        -
           Software                                                 318,847                   34,247
                                                         ---------------------------------------------

                                                                  1,870,832                   34,247
                                                         ---------------------------------------------

      ACCUMULATED DEPRECIATION
           Land                                                           -                        -
           Building                                                   1,414                        -

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

           Leaseholds                                                 3,472                        -
           Furniture and fixtures                                     8,953                        -
           Tools and equipment                                       24,010                        -
           Vehicles                                                  72,230                        -
           Software                                                  28,232                        -
                                                         ---------------------------------------------

                                                                    138,311                        -
                                                         ---------------------------------------------

      NET BOOK VALUE
           Land                                                      85,178                        -
           Building                                                 502,661                        -
           Leaseholds                                                60,621                        -
           Furniture and fixtures                                   138,805                        -
           Tools and equipment                                      392,343                        -
           Vehicles                                                 262,298                        -
           Software                                                 290,615                   34,247
                                                         ---------------------------------------------

                                                                  1,732,521                   34,247
                                                         ---------------------------------------------
9     ACQUIRED WORKFORCE

      The acquired workforce, costing of $166,898 (1999 - $nil), had accumulated amortization of $5,547 at December 31, 2000 (1999 - $nil).

10    ACQUIRED CORE TECHNOLOGY

      The acquired core technology, with a cost of $1,394,310 (1999 - $nil) has accumulated amortization of $167,390 at December 31, 2000 (1999 - $nil).

11    GOODWILL

      Goodwill,   costing  of  $10,677,812   (1999  -  $nil),   had  accumulated
      amortization of goodwill of $1,438,064 at December 31, 2000 (1999 - $nil).

12    BANK INDEBTEDNESS

      The company's bank indebtedness of $423,432 bears interest at 6.25%, and is payable quarterly in arrears. The company has unutilized facilities of $99,130 (NLG232,003) at December 31, 2000. The building, equipment and inventory of the company's subsidiary, Kwatrobox, have been pledged as security.

13    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consist of the following:
                                                                    2000                   1999
                                                                       $                      $

           Trade payables                                       1,629,476                749,050

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)


           Payroll                                                652,556                      -
           Warranty accrual                                        61,000                      -
           Accrued liabilities                                    360,047                      -
                                                         -----------------------------------------

                                                                2,703,079               749,050
                                                         -----------------------------------------


14    DUE TO RELATED PARTIES

                                                                    2000                   1999
                                                                       $                      $

      Related party loan                                          100,837
      Due to former Kwatrobox shareholders                      1,218,954                     -
      Due to Ventures North Investment Partners                         -               860,793
                                                         -----------------------------------------

                                                                1,319,791               860,793
      Less: Current portion                                      (944,728)             (860,793)
                                                         -----------------------------------------

                                                                  375,063                     -
                                                         -----------------------------------------

      The amount due to former Kwatrobox shareholders relates to the acquisition of Kwatrobox. Under the purchase agreement, the company is required to pay the vendor two payments of NLG2,250,000 and NLG1,000,000 on June 5, 2001 and June 5, 2002, respectively (note 4). The total liability at year-end is $1,218,954.

      The  majority  of the  company's  operations  during  1999 were  funded by
      Ventures North Investment  Partners Inc.  (Ventures).  Ventures is related
      through  significant  common  shareholdings.   The  amounts  advanced  are
      non-interest bearing with no fixed terms of repayment.  During 2000, these related party advances were repaid in full.

      A subsidiary of the company has four related party loans outstanding, totalling $100,837. These loans bear interest at 6% and were repaid in full in January 2001.

15       SHAREHOLDER LOAN

      The company  obtained a loan of $2,200,000  from a shareholder on December
      14, 1999 to help finance the SCS acquisition. In February 2000, the loan plus interest of $21,698 was settled through the proceeds from the issue of 4,443,396 shares, with a fair value of $2,221,698.

16       RELATED PARTY LOAN PAYABLE

                                                                  2000                   1999
                                                                     $                      $

      Loan payable                                                    -             1,000,000
      Financing fee payable                                           -             1,000,000
                                                       -----------------------------------------

                                                                      -             2,000,000
                                                       -----------------------------------------

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

      On August 12, 1999, the company received a loan of $1,000,000 from Millennium Advisors Inc. (Millennium), a company related through a common director. The $1,000,000 loan was repaid in January 2000 through the proceeds of 2,000,000 shares issued for $1,000,000. The financing fee of $1,000,000 was settled through the issue of 197,219 shares of common stock of the company having a fair value of $1,000,000.

17    LONG-TERM DEBT

      The following balances comprise long-term debt:

                                                                     2000                   1999
                                                                        $                      $

           Loan - Tele Flower Auction B.V. (i)                     160,229                     -
           Mortgage (ii)                                           187,682                     -
           Other loans (iii)                                       300,378                     -
                                                          -----------------------------------------

                                                                   648,289                     -
           Less: Current portion                                  (255,571)                    -
                                                          -----------------------------------------

           Long-term debt                                          392,718                     -
                                                          -----------------------------------------

      i) Tele Flower Auction B.V. loaned Kwatrobox $427,277 (NLG1,000,000) on May 22, 1998. This loan was repayable in equal instalments of $53,410 (NLG125,000) over eight years, bearing interest at a rate of 5% per annum, payable annually. In November 2000, Kwatrobox paid Tele Flower Auction B.V. $160,229 (NLG375,000), with the agreement that there will be no further interest payment required. The remaining balance of $160,299 (NLG375,000) is due for repayment in 2001. In addition to interest, Tele Flower Auction B.V. is also entitled to 10% of the annual after-tax profit of Nieaf Systems B.V., a subsidiary of Kwatrobox, over the term of the loan. As Nieaf Systems B.V. has not reported a profit, no payments have been accrued or paid to date.

      ii) The mortgage relates to a building owned by Kwatrobox, with an original principal of $213,639 (NLG500,000). The mortgage bears interest at 5.9%, payable monthly and the principal is repayable in equal annual instalments of $11,536 and matures in 16 years. The mortgage is secured by the building and land to which it relates.

      iii) SCS has various vehicle loans, with interest rates ranging from 3.67% to 6.16%, and maturity dates ranging from March 2001 through August 2005, secured by the related vehicles.

      The debt repayments over the next five years are as follows:

                                                                       $
           2001                                                   359,712
           2002                                                    80,149
           2003                                                    56,885
           2004                                                    41,992
           2005                                                    39,276
           Thereafter                                             198,892

      The weighted average interest rate on borrowings for the year ended December 31, 2000 is approximately 6%.

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

18    INCOME TAXES

                                                                                                 2000                   1999
                                                                                                    $                      $

      Loss before taxes for the year                                                        (4,561,202)           (2,654,432)
                                                                                      -----------------------------------------

      Income tax recovery at enacted tax rate of 35%                                        (1,596,421)             (929,051)
      Permanent non-tax deductible expense                                                       6,982                     -
      Foreign tax rate differential                                                           (372,912)             (237,572)
      Net operating loss and temporary differences for which no benefit was
           recognized                                                                        2,067,083             1,166,623
                                                                                      -----------------------------------------

                                                                                               104,732                     -
                                                                                      -----------------------------------------

      As at December 31, 2000, the company had available non-capital losses in various countries that may be used to reduce income tax in future years, expiring as follows:

                                                                                                  USA                FOREIGN
                                                                                                    $                      $

           2014                                                                              2,654,432                     -
           2015                                                                              4,178,202                     -
           No expiry                                                                                 -             2,350,000
                                                                                      -----------------------------------------

                                                                                             6,832,634             2,350,000
                                                                                      -----------------------------------------

      The significant components of future tax assets and liabilities are summarized as follows:

                                                                                                 2000                   1999
                                                                                                    $                      $

           Deferred tax assets

                Non-capital loss carry-forward                                               3,213,000               929,000
                Depreciation and amortization                                                   71,500                     -
                Valuation allowance                                                         (3,284,500)             (929,000)
                                                                                      -----------------------------------------

           Net deferred tax assets                                                                   -                     -
                                                                                      -----------------------------------------

      The valuation allowance increased by $2,355,500 during 2000 (1999 - $929,000). Realization of future tax benefits is dependent upon many factors including the company's ability to generate taxable income in the loss carry-forward periods.

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

19    SHARE CAPITAL

      Authorized

           250,000,000 shares of common stock with a par value of $0.001

                                                                                                 Additional
                                                                                                    paid in
                                                                Number                              capital             Total
                                                             of shares                $                   $                 $
      Balance - December 31, 1998                            34,500,000           34,500             (34,500)               -
      Resulting from reverse takeover acquisition             5,320,000            5,320              (5,319)               1
                                                          ----------------------------------------------------------------------

      Balance - December 31, 1999                            39,820,000           39,820             (39,819)               1
      Issued shares of common stock (i)                       7,625,916            7,626           3,657,799        3,665,425
      Issued on exchange of warrants (i)                      8,965,899            8,966           4,300,528        4,309,494
      Issued as commission (i)                                  327,878              328             157,268          157,596
      Issued as a financing fee (ii)                            197,219              197             999,803        1,000,000
      Acquisition of Kwatrobox (note 4)                       1,250,000            1,250           1,308,750        1,310,000
      Private placement (iii)                                 4,072,639            4,073           7,410,927        7,415,000
      Acquisition of I-Three, Inc. (note 4)                     455,000              455             217,945          218,400
      Dilution gain (note 7)                                          -                -             708,003          708,003
      Stock-based compensation                                        -                -              14,469           14,469
                                                          ----------------------------------------------------------------------

      Balance - December 31, 2000                            62,714,551           62,715          18,735,673       18,798,388
                                                          ----------------------------------------------------------------------

i) On January 7, 2000, through a private placement, the company issued 7,625,916 shares of common stock and 8,965,899 share purchase warrants, net of cash costs of $163,391 and an additional 327,878 shares of common stock issued as a commission to an agent to the transaction. The company raised net cash proceeds of $4,319,557 of which $1,858,229 was received in 1999. In addition the company issued shares to five companies that collectively settled the company's debt with a face value of $3,812,958. The 8,965,899 share purchase warrants were immediately exchanged for shares of common stock on a basis of one common share for each share purchase warrant. The investors included a related party and four parties related to this party through common shareholdings.

ii) In consideration for a loan of $1 million provided on August 13, 1999 by Millennium to e-Auction, Millennium received 197,219 shares of common stock of the company with a fair value of $1,000,000 as a financing and interest fee. These shares were issued in January 2000.

iii) On June 22, 2000, the company completed a private placement of 4,072,639 shares at $1.842 per share of common stock for proceeds of $7,415,000, net of costs of $85,000.

      STOCK OPTIONS

      On March 1, 1999, as amended on March 13, 2000, the company adopted a stock option plan that reserved 9,000,000 shares. The options have a term of ten years, and the exercise price is set at the estimated fair market value at the date of grant. There were no options issued prior to March 1, 1999. The following table summarizes the continuity of stock options:

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

                                                                                                            WEIGHTED AVERAGE
                                                                                          OPTIONS FOR         EXERCISE PRICE
                                                                                            SHARES OF              PER SHARE
                                                                                         COMMON STOCK                      $
           Balance - December 31, 1998                                                               -                     -
           Issued - March 1, 1999                                                            1,000,000                  0.01
           Issued - August 29, 1999                                                            250,000                  5.00
           Issued - December 1, 1999                                                         3,050,000                  0.85
                                                                                      ------------------

           Balance - December 31, 1999                                                       4,300,000                  0.90
           Cancelled                                                                          (845,000)                (0.01)
           Cancelled                                                                        (3,050,000)                (0.85)
           Cancelled                                                                          (250,000)                (5.00)
           Issued - December 30, 2000                                                        8,058,000                  0.35
                                                                                      ------------------

           Balance December 31, 2000                                                         8,213,000                  0.34
                                                                                      ------------------

      At December 31, 1999, 2,550,000 options with an exercise price of $0.85 were exercisable.

      The following table summarizes information about the company's share options outstanding as at December 31, 2000.

                                       NUMBER OUTSTANDING                  WEIGHTED AVERAGE               NUMBER EXERCISABLE
        EXERCISE PRICE                                 AT                         REMAINING                               AT
                      $                 DECEMBER 31, 2000                  CONTRACTUAL LIFE                DECEMBER 31, 2000
                   0.01                            155,000                               3.2                                -
                   0.35                          8,058,000                              10.0                        3,518,333

      The weighted average grant date fair value of options outstanding at December 31, 2000 is $0.42.

      During the year, the company cancelled 4,145,000 stock options and subsequently reissued 2,025,000 stock options to the same persons at a lower exercise price. As a result of the modification (note 3), the stock-based compensation charge for the year ended December 31, 2000 is $nil.

      External consultants have been compensated with the issue of 48,333 stock options. The charge for these consultants was $14,469 (1999 - $nil).

      The following reflects pro forma net income and loss per share had the company elected to adopt the fair value approach of Statement of Financial Accounting Standard (SFAS) 123:

                                                                                                 2000                   1999
                                                                                                    $                      $
           Loss
                As reported                                                                  4,655,934             2,654,432
                Pro forma                                                                    7,077,693             7,125,932

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

           Basic and diluted loss per share
                As reported                                                                       0.09                  0.07
                Pro forma                                                                         0.11                  0.16

      The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                                                                                 2000                   1999

           Risk-free interest rate                                                                6.0%                  5.0%
           Expected years until exercise                                                     9.9 years             8.0 years
           Expected stock volatility                                                            195.0%                 36.8%
           Dividend yield                                                                         0.0%                  0.0%

20    CHANGE IN NON-CASH WORKING CAPITAL

                                                                                                 2000                  1999
                                                                                                    $                     $

      Accounts receivable                                                                     (175,272)                    -
      Inventory                                                                                217,566                     -
      Prepaid expenses                                                                          41,272                     -
      Accounts payable and accrued liabilities                                                 265,417               749,050
      Deferred revenue                                                                        (671,344)              200,000
                                                                                      -----------------------------------------

                                                                                              (322,361)              949,050
                                                                                      -----------------------------------------


21    SEGMENTED INFORMATION

      The company operates in one operating segment, this being the installation of auction clocks and cooling systems.

      GEOGRAPHIC INFORMATION

                                                                                                 2000                   1999
                                                                                                    $                      $

      Revenue

           Canada                                                                                7,840                     -
           Belgium                                                                           3,804,318                     -
           Netherlands                                                                       1,046,805                     -
                                                                                      -----------------------------------------

                                                                                             4,858,963                     -
                                                                                      -----------------------------------------

      Long-lived assets

           Canada                                                                            1,147,883                34,247


E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

           Belgium                                                                           7,658,629                     -
           Netherlands                                                                       3,554,029                     -
                                                                                      -----------------------------------------

                                                                                            12,360,541                34,247
                                                                                      -----------------------------------------

22    PENSION PLAN

      One of the company's subsidiaries has a multi-employer defined contribution pension plan, administered by the Foundation for the Metal and Electrotechnical industry. The plan covers all 18 employees of the subsidiary. Total premiums paid to the Fund accounted to approximately $81,000 for the year ending December 31, 2000.

23    RELATED PARTY TRANSACTIONS

      In addition to the related party amounts included in note 14, two of the company's subsidiaries paid management fees of $280,644 and $237,216 to related companies.

24    LOSS PER COMMON SHARE

      The weighted average number of shares of common stock used for calculating the basic loss per share is 59,196,743 (1999 - 34,432,329). Fully diluted loss per share is the same as the basic loss per share for the year ended December 31, 2000 and 1999. Loss per share is determined based on the loss available to common shareholders as presented in the statement of operations, deficit and comprehensive loss.

      The 8,213,000 outstanding stock options and 200,000 contingently issuable shares (note 4) were not included in the computation of earnings per share as they are anti-dilutive for the periods presented.

25    SUPPLEMENTAL NON-CASH INFORMATION

      During the period, the company issued 3,636,364 shares of common stock with a fair value of $3,636,364 in connection with the acquisition of SCS. (note 4(a)).

      The company issued 197,219 shares of common stock with a fair value of $1,000,000 to Millennium Inc. as payment of a financing and interest fee.

      The company issued 7,625,916 shares of common stock in January 2000, for which the proceeds were paid to various creditors, and cash was not received by the company. Debts settled totalled $3,812,958. The company also issued 327,878 shares with a fair value of $157,596 to pay commission on a private placement.

      The company issued 1,250,000 shares of common stock (note 4(b)) with a fair value of $1,310,000 in connection with its investment in Kwatrobox.

      The company issued 455,000 shares of common stock (note 4(c)) with a fair value of $218,400 in connection with its acquisition of I-Three, Inc.

E-AUCTION GLOBAL TRADING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
(expressed in U.S. Dollars)

26    COMMITMENTS

      The company incurred rental expenses under operating leases of $461,776 in 2000 (1999 - $385,625).

      The company has future minimum lease payments under operating leases relating to premises at December 31, 2000 as follows:

                                                                       $
           2001                                                  303,816
           2002                                                  303,816
           2003                                                  303,816
           2004                                                  276,947
           2005                                                   73,871
                                                        ------------------

                                                               1,262,266
                                                        ------------------

27    CONTINGENCIES

      a) A competitor of SCS has filed three claims totalling approximately $150,000 (FRF1,000,000) against SCS during 2000. At present, there is insufficient information available to ascertain the likelihood of these claims being successful. Accordingly, no recognition of this contingent loss has been made.

      b) Certain customers of a subsidiary have filed claims totalling $70,000 against the subsidiary company. At present, there is insufficient information available to ascertain the likelihood of these claims being successful. Accordingly, no recognition of this contingent loss has been made.

      c) A shareholder derivative action was brought against the company, its subsidiaries and two of its directors for claims totalling $100 million.

          The action was stayed on November 29, 1999 as a result of the plaintiff's filing for Chapter 11 Bankruptcy protection in the United States Bankruptcy Court. Therefore, there is no recognition of the contingent loss in the period.

28    SUBSEQUENT EVENTS

      On February 22, 2001, the company's equity investee, Aucxis (Australia) Limited, disposed of its mining interests, including its subsidiary, Hunter Mining & Exploration NL. Proceeds from this sale were US$813,100 (AUD$1.45 million) satisfied by the issue of 7,250,000 shares by the purchaser.

29       NEW ACCOUNTING STANDARDS

      The company will be required to adopt SFAS 133, Accounting for Derivative Instruments and Hedging Activities for the 2001 fiscal year. At present, the company does not use derivative financial instruments and does not enter into hedging transactions Therefore, the impact of adopting SFAS 133 on financial reporting will not be material.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              e-Auction Global Trading Inc.

Dated: March 29, 2001
                                                              By: /s/ David Hackett
                                                                 -----------------------------------------
                                                                  David Hackett, Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                                        TITLE                               DATE

                                                Chief Executive Officer, President &              March 29, 2001
/s/ Dan McKenzie                                Director
------------------------------------------
                 Dan McKenzie

/s/ David Hackett                               Chief Financial Officer                           March 29, 2001
------------------------------------------
                David Hackett

/s/ Philip Lapp                                 Director                                          March 29, 2001
------------------------------------------
                 Philip Lapp

/s/ Phil MacDonnell                             Director                                          March 29, 2001
------------------------------------------
               Phil MacDonnell

/s/ Mark F. Milazzo                             Director                                          March 29, 2001
------------------------------------------
               Mark F. Milazzo

/s/ Ken Reid                                    Director                                          March 29, 2001
------------------------------------------
                   Ken Reid

/s/ Bart Sonck                                  Director                                          March 29, 2001
------------------------------------------
                  Bart Sonck

EXHIBIT INDEX

            NUMBER  DESCRIPTION
            ------  -----------

               3.1 Articles of Incorporation, as amended, of the Company (Incorporated by reference to Exhibit 2(i) of the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.)

               3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) of the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.)

               4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4 of the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.)

               10.1 Share Exchange Agreement dated as of February 26, 1999 between Kazari International Inc. (now e-Auction Global Trading Inc.) and QFG Holdings Limited, Inc. (Incorporated by reference to the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.
                    Exhibit 6(i))

               10.2 Share Purchase Agreement dated January 10, 2000 between
                    e-Auction Global Trading Inc., e-Auction Belgium N.V., Luc Schelfhout, and Hilde De Laet (Incorporated by reference to
                    Exhibit 6(iv) of the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.)

               10.3 Pledge Agreement dated January 10, 2000 between e-Auction
                    Belgium N.V., Luc Schelfhout, and Hilde De Laet

               10.4 Share Purchase Agreement dated November 1, 2000 between
                    v-Wholesaler.com and each of Peces B.V., Rendex B.V., Van Veen Boys B.V. and Wodan B.V., as shareholders of Kwatrobox B.V. (Incorporated by reference to Exhibit 2.1/A of the Registrant's Amended Current Report on Form 8-K/A (No. 0001102233) filed with the Securities and Exchange Commission on November 1, 2000.)

               10.5 Agreement re: Postponement Signing SPA and Transfer Shares
                    Kwatrobox B.V. dated as of August 29, 2000 between e-Auction Global Trading Inc. and each of Peces B.V., Rendex B.V., Van Veen Boys B.V. and Wodan B.V., as shareholders of Kwatrobox B.V. (Incorporated by reference to Exhibit 2.1/A of the Registrant's Amended Current Report on Form 8-K/A (No. 0001102233) filed with the Securities and Exchange Commission on November 1, 2000.)

               10.6 Pledge Agreement dated as of June 5, 2000, between e-Auction
                    Global Trading Inc. and each of Peces B.V., Rendex B.V., Van Veen Boys B.V. and Wodan B.V., as shareholders of Kwatrobox B.V. (Incorporated by reference to Exhibit 2.1/A of the Registrant's Amended Current Report on Form 8-K/A (No. 0001102233) filed with the Securities and Exchange Commission on November 1, 2000.)

            NUMBER  DESCRIPTION
            ------  -----------
               10.7 Share Purchase Agreement dated as of November 27, 2000 between e-Auction Global Trading Inc. and I-Three, Inc.

               10.8 Stock Option Plan, adopted March 1, 1999 and amended March
                    13, 2000 of the Company (Incorporated by reference to Exhibit 6 (iii) of the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.)

              10.9 Stock Purchase Agreement dated June 21, 2000 between e-Auction Global Trading, Inc. and ABN AMRO Capital Investments (Incorporated by reference to Exhibit 6(v) of the Registrant's Amended Registration Statement on Form 10-SB12g/A (No. 00028741) filed with the Securities and Exchange Commission on September 29, 2000.)

             10.10 Amended and Restated Employment Agreement dated December 30, 2000 between David Hackett and the Company. (*)

             10.11 Employment Agreement dated December 30, 2000 between Daniel McKenzie and the Company. (*)

             10.12 Services Agreement dated February 16, 2001 between Aucxis Corp. (Canada) and Electronic Data Systems Limited. (*)

              21.1  Subsidiaries of the Company

     *    Filed herewith