Form 10QSB
period 2001-03-31
E AUCTION GLOBAL TRADING INC
filed 2001-05-15
CIK 1102233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORTS OF SMALL BUSINESS ISSUERS

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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

                                  416-214-1587
                           (Issuer's telephone number)

Check whether the issuer:

    (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

    (2) has been subject to such filing requirements for the past 90 days.
        Yes...X...No........

Applicable only to corporate issuers:

    As of May 14, 2001 there were 66,350,915 shares of the Issuer's common stock outstanding.

    Transitional Small Business Disclosure Format (check one);
         Yes......No....X....

                          E-AUCTION GLOBAL TRADING INC.

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                        PAGE
Item 1.  Financial Statements                                                                            3

     Consolidated Balance Sheet at March 31, 2001 and December 31, 2000                                  4

     Consolidated  Statements  of  Operations,  Deficit  and  Comprehensive  Loss for the three          5
     months ended March 31, 2001 and 2000

     Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000            6

     Notes to Consolidated Financial Statements                                                          7

Item 2.  Managements' Discussion and Analysis of Financial Condition and Results of Operations          12

Part II. Other Information                                                                              14

Item 1.  Legal Proceedings                                                                              14

Item 6.  Exhibits and Reports on Form 8-K                                                               14

SIGNATURES                                                                                              15

ITEM 1.  Financial Statements

E-AUCTION GLOBAL TRADING INC.
(a Nevada Corporation)

Consolidated Financial Statements

MARCH 31, 2001
(expressed in U.S. dollars)

E-AUCTION GLOBAL TRADING INC.
CONSOLIDATED BALANCE SHEET

AS AT MARCH 31, 2001 AND DECEMBER 31, 2000

(expressed in U.S. dollars)

                                                                                            MARCH 31,           DECEMBER 31,
                                                                                                 2001                   2000
                                                                                                    $                      $
                                                                                           (Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                    4,039,187             6,205,169
Accounts receivable                                                                          1,832,823             1,600,871
Inventory                                                                                      648,493               608,537
Prepaid expenses                                                                               130,574               121,819
                                                                                      -----------------------------------------

                                                                                             6,651,077             8,536,396
INVESTMENT                                                                                     692,866               514,835
FIXED ASSETS                                                                                 1,957,829             1,732,521
ACQUIRED WORKFORCE                                                                             153,351               161,351
ACQUIRED CORE TECHNOLOGY                                                                     1,156,620             1,226,920
GOODWILL                                                                                     8,705,050             9,239,748
                                                                                      -----------------------------------------

                                                                                            19,316,793            21,411,771
                                                                                      -----------------------------------------

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness                                                                              379,499               423,432
Accounts payable and accrued liabilities                                                     2,670,120             2,703,079
Due to related parties                                                                         843,891               944,728
Deferred revenue                                                                             1,454,906             1,323,874
Current portion of long-term debt                                                              231,032               255,571
                                                                                      -----------------------------------------

                                                                                             5,579,448             5,650,684
DUE TO RELATED PARTIES                                                                         375,063               375,063
LONG-TERM DEBT                                                                                 429,240               392,718
NON-CONTROLLING INTEREST                                                                         3,531                 3,742
                                                                                      -----------------------------------------

                                                                                             6,387,282             6,422,207
                                                                                      -----------------------------------------

MANDATORILY REDEEMABLE SHARES OF COMMON STOCK                                                4,574,364             4,574,364
                                                                                      -----------------------------------------

SHAREHOLDERS' EQUITY

SHARE CAPITAL
62,714,551 (December 31, 2000 - 62,714,551) shares of common stock - $0.001 par value           62,715                62,715
ADDITIONAL PAID-IN CAPITAL                                                                  19,047,204            18,735,673
ACCUMULATED OTHER COMPREHENSIVE LOSS                                                           (60,236)             (124,822)
DEFICIT                                                                                    (10,694,536)           (8,258,366)
                                                                                      -----------------------------------------

                                                                                             8,355,147            10,415,200
                                                                                      -----------------------------------------

                                                                                            19,316,793            21,411,771
                                                                                      -----------------------------------------
CONTINGENCIES (note 10)

GOING CONCERN (note 1)

                         The accompanying notes form an integral part of these financial statements.

                                                              4

E-AUCTION GLOBAL TRADING INC.

CONSOLIDATED STATEMENT OF OPERATIONS, DEFICIT AND COMPREHENSIVE LOSS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

(expressed in U.S. dollars)

                                                                                                 2001                   2000
                                                                                                    $                      $
                                                                                          (Unaudited)
REVENUE                                                                                      1,966,175             1,028,836

COST OF GOODS SOLD                                                                           1,001,509               717,688
                                                                                      -----------------------------------------

                                                                                               964,666               311,148
                                                                                      -----------------------------------------

EXPENSES
Selling, general and administrative                                                          2,518,766               728,646
Depreciation and amortization                                                                  737,832               384,332
Research and development costs                                                                 415,265                     -
                                                                                      -----------------------------------------

                                                                                             3,671,863             1,112,978
                                                                                      -----------------------------------------

LOSS BEFORE THE UNDER-NOTED                                                                 (2,707,197)             (801,830)

SHARE OF INCOME OF EQUITY INVESTMENT                                                           178,031                     -

INTEREST INCOME                                                                                 94,843                 2,871
                                                                                      -----------------------------------------

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST                                       (2,434,323)             (798,959)

INCOME TAX EXPENSES                                                                             (1,847)               (2,944)

NON-CONTROLLING INTEREST                                                                             -                41,053
                                                                                      -----------------------------------------

LOSS FOR THE PERIOD                                                                         (2,436,170)             (760,850)

ACCRETION OF MANDATORILY REDEEMABLE COMMON STOCK TO
      REDEMPTION VALUE                                                                               -              (234,500)
                                                                                      -----------------------------------------

LOSS AVAILABLE TO COMMON SHAREHOLDERS                                                       (2,436,170)             (995,350)

DEFICIT - BEGINNING OF PERIOD                                                               (8,258,366)           (2,654,432)
                                                                                      -----------------------------------------

DEFICIT - END OF PERIOD                                                                    (10,694,536)           (3,649,782)
                                                                                      -----------------------------------------

BASIC AND DILUTED LOSS PER SHARE                                                                (0.04)                (0.01)
                                                                                      -----------------------------------------

LOSS FOR THE PERIOD                                                                         (2,436,170)             (760,850)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS AND OTHER COMPREHENSIVE LOSS                           64,586                     -
                                                                                      -----------------------------------------

COMPREHENSIVE LOSS                                                                          (2,371,584)             (760,850)
                                                                                      -----------------------------------------

SHARES USED IN COMPUTING BASIC AND FULLY DILUTED EARNINGS PER SHARE                         62,714,551            55,620,226


                         The accompanying notes form an integral part of these financial statements.

E-AUCTION GLOBAL TRADING INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

(expressed in U.S. dollars)

                                                                                                 2001                   2000
                                                                                                    $                      $
                                                                                          (Unaudited)

CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
Loss for the period                                                                         (2,436,170)             (760,850)
Add: Items not affecting cash

      Depreciation and amortization                                                            737,832               384,332
      Foreign exchange                                                                          60,210                     -
      Stock based compensation                                                                 311,531                     -
      Non-controlling interest                                                                       -               (41,053)
      Share of income of equity investment                                                    (178,031)                    -
Net change in non-cash working capital                                                        (124,494)             (554,336)
                                                                                      -----------------------------------------

                                                                                            (1,629,122)             (971,907)
                                                                                      -----------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                                                              (16,524)                    -
Due to related parties                                                                        (100,837)             (266,140)
Issuance of share capital                                                                            -             2,461,328
Long-term debt                                                                                  49,570                46,891
Cash contribution of minority investor                                                               -               918,499
Non-controlling interest                                                                          (211)                    -
                                                                                      -----------------------------------------

                                                                                               (68,002)            3,160,578
                                                                                      -----------------------------------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                                      (441,214)              (93,962)
Purchase of businesses - net of cash acquired                                                        -            (2,687,109)
                                                                                      -----------------------------------------

                                                                                              (441,214)           (2,781,071)
                                                                                      -----------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                                     (2,138,338)             (592,400)

EFFECT OF FOREIGN EXCHANGE ON CASH                                                             (27,644)              (29,378)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              6,205,169             4,179,394
                                                                                      -----------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    4,039,187             3,557,616
                                                                                      -----------------------------------------

                         The accompanying notes form an integral part of these financial statements.

E-AUCTION GLOBAL TRADING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

(expressed in U.S. dollars)


1.       NATURE OF BUSINESS AND GOING CONCERN

The company is currently developing e-business services for perishable commodity marketplaces primarily in Europe. In addition, through its newly acquired subsidiaries Schelfhout Computer Systemen N.V., Kwatrobox B.V. and I-Three Inc. the company is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems.

These financial statements are prepared on a going concern basis which assumes that the company will realize its assets and discharge its liabilities in the normal course of business. The company incurred an operating loss of $2,436,170 for the three months ended March 31, 2001 (2000 - $760,850). In addition, projected cash flows from the company's current operations may not be sufficient to finance the company's working capital requirements over the next year. These circumstances lend significant doubt as to the ability of the company to continue in the normal course of operations.

In recognition of these concerns, management are considering various revenue and cost management alternatives and may consider raising additional cash through external financing activities. It is not possible at this time to predict with any assurance the success of these initiatives.

The ability of the company to continue as a going concern is dependent upon effective implementation of revenue and cost management alternatives and the success of potential future external financing initiatives. Should the company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis, which could differ materially from the going concern basis.

2.       UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as at March 31, 2001 and the unaudited consolidated statements of operations and deficit and comprehensive loss and cash flows for the three months ended March 31, 2001 and 2000 have been prepared in the opinion of management on the same basis as the audited consolidated financial statements as at December 31, 2000 and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the financial statements are of a normal recurring nature. The data disclosed in the notes to the financial statements for this period is also unaudited. Results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3.       ACCOUNTING POLICY

      RESEARCH AND DEVELOPMENT

Research and development costs are charged as expenses until technical feasibility has been established.

E-AUCTION GLOBAL TRADING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

(expressed in U.S. dollars)

4.       PRO FORMA RESULTS

The company acquired Kwatrobox B.V. and I-Three Inc. in the fourth quarter of 2000.

The following table sets forth the pro forma consolidated results for the three months ended March 31, 2001 and 2000 and net assets at March 31, 2001 as if Kwatrobox B.V. and I-Three Inc. had been acquired on January 1, 2000:

                                                  2001                   2000
                                                     $                      $
           Revenue                           1,966,175               2,026,032
           Loss                             (2,436,170)             (4,284,869)
           Loss per share                         0.04                    0.06
           Net assets                        8,355,147               7,187,493

5.       SHARE CAPITAL

      Authorized
           250,000,000 shares of common stock with a par value of $0.001

                                                                                 ADDITIONAL
                                                                                    PAID IN
                                                      NUMBER        AMOUNT          CAPITAL           TOTAL
                                                   OF SHARES             $                $               $
      Balance - December 31, 1999                  39,820,000          39,820          (39,819)            1
      Issued shares of common stock (i)             7,625,916           7,626        3,657,799     3,665,425
      Issued on exchange of warrants (i)            8,965,899           8,966        4,300,528     4,309,494
      Issued as commission (i)                        327,878             328          157,268       157,596
      Issued as a financing fee (ii)                  197,219             197          999,803     1,000,000
      Acquisition of Kwatrobox                      1,250,000           1,250        1,308,750     1,310,000
      Private placement (iii)                       4,072,639           4,073        7,410,927     7,415,000
      Acquisition of I-Three Inc.                     455,000             455          217,945       218,400
      Dilution gain                                         -               -          708,003       708,003
      Stock-based compensation expense                      -               -           14,469        14,469
                                                --------------------------------------------------------------
      Balance - December 31, 2000                  62,714,551          62,715       18,735,673    18,798,388
      Stock-based compensation                              -               -          311,531       311,531
                                                --------------------------------------------------------------
      Balance - March 31, 2001                     62,714,551          62,715       19,047,204    19,109,919
                                                --------------------------------------------------------------

i.) On January 7, 2000, through a private placement, the company issued 7,625,916 shares of common stock and 8,965,899 share purchase warrants, net of cash costs of $163,391 and an additional 327,878 shares of common stock issued as a commission to an agent to the transaction. The company raised net cash proceeds of $4,319,557 of which $1,858,229 was received in 1999. In addition the company issued shares to five companies that collectively settled the company's debt with a face value of $3,812,958. The 8,965,899 share purchase warrants were immediately exchanged for shares of common stock on a basis of one common share for each share purchase warrant. The investors included a related party and four parties related to this party through common shareholdings.

ii.) In consideration for a loan of $1 million provided on August 13, 1999 by Millennium Investors Inc. to e-Auction, Millennium received 197,219 shares of common stock of the company with a fair value of $1,000,000 as a financing and interest fee. These shares were issued in January 2000.

iii.) On June 22, 2000, the company completed a private placement of 4,072,639 shares at $1.842 per share of common stock for proceeds of $7,415,000, net of costs of $85,000.

E-AUCTION GLOBAL TRADING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

(expressed in U.S. dollars)

STOCK OPTIONS

On March 1, 1999, as amended on March 13, 2000, the company adopted a stock option plan that reserved 9,000,000 shares. The options have a term of ten years, and the exercise price is set at the estimated fair market value at the date of grant. There were no options issued prior to March 1, 1999. No additional options have been granted in the three months period ended March 31, 2001. The following table summarizes the continuity of stock options:

                                                           OPTIONS FOR     WEIGHTED AVERAGE
                                                                             EXERCISE PRICE
                                                      SHARES OF COMMON            PER SHARE
                                                                 STOCK                    $
           Balance - December 31, 1999                     4,300,000                  0.90
           Cancelled                                        (845,000)                (0.01)
           Cancelled                                      (3,050,000)                (0.85)
           Cancelled                                        (250,000)                (5.00)
           Issued - December 30, 2000                      8,058,000                  0.35
                                                    ---------------------
           Balance - December 31, 2000                     8,213,000                  0.34
           Cancelled                                         (20,000)                (0.35)
                                                    ---------------------
           Balance - March 31, 2001                        8,193,000                  0.34
                                                    ---------------------

6.       CHANGE IN NON-CASH WORKING CAPITAL

                                                                   3 MONTHS ENDED MARCH 31,
                                                       ------------------------------------------

                                                                    2001                  2000
                                                                       $                     $
      Accounts receivable                                      (325,859)            (363,945)
      Inventory                                                 (72,789)             (58,237)
      Prepaid expenses                                          (15,800)              (4,760)
      Accounts payable and accrued liabilities                   94,822              (50,584)
      Deferred revenue                                          195,132              (76,810)
                                                       ------------------------------------------
                                                               (124,494)            (554,336)
                                                       ------------------------------------------

7.       SEGMENTED INFORMATION

      The company operates in one operating segment, this being the installation of auction clocks and cooling systems.

GEOGRAPHIC INFORMATION

                                                 3 MONTHS ENDED MARCH 31,
                                       ------------------------------------------
                                                    2001                  2000
                                                       $                     $
      Revenue
           Canada                                76,571                     -
           Belgium                              882,119             1,028,836


E-AUCTION GLOBAL TRADING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

(expressed in U.S. dollars)


           Netherlands                        1,007,485                     -
                                       ------------------------------------------
                                              1,966,175             1,028,836
                                       ------------------------------------------

                                                MARCH 31,          DECEMBER 31,
                                                    2001                  2000
                                                       $                     $
      Long-lived assets

           Canada                             3,258,869               1,147,883
           Belgium                            5,937,649               7,658,629
           Netherlands                        2,776,331               3,554,029
                                       ------------------------------------------
                                             11,972,849              12,360,541
                                       ------------------------------------------

8.       LOSS PER COMMON SHARE

The weighted average number of shares of common stock used for calculating the basic loss per share is 62,714,551 (2000 - 55,620,226). Fully diluted loss per share is the same as the basic loss per share for the period ended March 31, 2001 and 2000. Loss per share is determined based on the loss available to common shareholders as presented in the statement of operations, deficit and comprehensive loss.

The 8,193,000 outstanding stock options and 200,000 contingently issuable shares were not included in the computation of earnings per share as they are anti-dilutive for the periods presented.

9.       SUPPLEMENTAL NON-CASH INFORMATION

During the three months ended March 31, 2000, the company issued 3,636,364 shares of mandatorily redeemable common stock with a fair value of $3,636,364 in connection with the acquisition of Schelfhout Computer Systemen N.V.

In January 2000, the company issued 197,219 shares of common stock with a fair value of $1,000,000 to Millennium Inc. as payment of a financing and interest fee.

The company issued 7,625,916 shares of common stock in January 2000, for which the proceeds were paid to various creditors, and cash was not received by the company. Debts settled totalled $3,812,958. The company also issued 327,878 shares with a fair value of $157,596 to pay commission on a private placement.

E-AUCTION GLOBAL TRADING INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

(expressed in U.S. dollars)

10.      CONTINGENCIES

a) A competitor of SCS has filed three claims totalling approximately, $150,000 (FRF1,000,000) against SCS during 2000. At present, there is insufficient information available to ascertain the likelihood of these claims being successful. Accordingly, no recognition of this contingent loss has been made.

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

         The action was stayed on November 29, 1999 as a result of the plaintiff's filing for Chapter 11 Bankruptcy protection in the United States Bankruptcy Court, therefore, there is no recognition of the contingent loss in the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOUR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: ALL STATEMENTS, OTHER THAN HISTORICAL FACTS, INCLUDED IN THIS REPORT REGARDING E-AUCTION'S BUSINESS STRATEGY AND PLANS OF MANAGEMENT FOR FUTURE OPERATIONS ARE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS, WHICH INCLUDE, BUT ARE NOT LIMITED TO, WORDS SUCH AS "EXPECT," "ANTICIPATE," "PLAN," "ESTIMATE," "PROJECT" AND "INTEND" ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS, AND ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, E-AUCTION'S ABILITY TO SUCCESSFULLY INTEGRATE ANY PRIOR AND FUTURE ACQUISITIONS; ANY UNCERTAINTIES RELATING TO BUSINESS AND ECONOMIC CONDITIONS IN MARKETS IN WHICH E-AUCTION OPERATES; ANY UNCERTAINTIES RELATING TO CUSTOMER PLANS AND COMMITMENTS; THE TIMELY DEVELOPMENT AND MARKET ACCEPTANCE OF E-AUCTION'S PRODUCTS AND TECHNOLOGIES; AND THE HIGHLY COMPETITIVE ENVIRONMENT IN WHICH E-AUCTION OPERATES. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT.

OVERVIEW

Please find enclosed the Consolidated Balance Sheet as at March 31, 2001 and December 31, 2000 and the Consolidated Statement of Operations, Deficit and Comprehensive Loss and Consolidated Statement of Cash Flows for the three months ended March 31, 2001 and 2000 for e-Auction Global Trading Inc. (e-Auction).

e-Auction was originally incorporated in Nevada on January 8, 1998 under the name Kazari International, Inc. On February 26, 1999, Kazari, e-Auction Global Trading Inc. (Barbados) entered into a share exchange agreement. Pursuant to the agreement, Kazari purchased e-Auction (Barbados) shares on a one for one basis. Kazari had no viable business activities at the time of the share exchange agreement. On June 10, 1999, Kazari amended its name to e-Auction Global Trading Inc. During 2000, the company acquired Schelfhout Computer Systemen N.V., Kwatrobox B.V., and I-Three, Inc.

e-Auction currently has a wholly owned subsidiary, e-Auction (Barbados), which in turn has one wholly owned subsidiary, Aucxis Corp. (Canada). The Company also owns Aucxis Corp. (Belgium), directly, which in turn has one wholly owned subsidiary, Schelfhout Computer Systemen N.V. ("Schelfhout"), a Belgium company. Schelfhout has a 99% ownership interest in SDL Invest N.V. The Company also owns V-Wholesaler B.V. and its wholly owned subsidiary, Kwatrobox B.V. and the subsidiaries of Kwatrobox B.V., 100% of Automatiserngbureau Palm B.V., 80% of Scoop Software B.V., 100% of Palm Veilingsystemen B.V., 100% of Nieaf Systems B.V, and 100% of I-Three, Inc. The financial statements also include the Company's 48.2% investment in Aucxis Ltd. (Australia), (formerly Hunter Capital Limited) accounted for by the equity method.

SCHELFHOUT is a solutions provider for perishable commodity (fish, flower, fruits and vegetables) auction houses. Over the past 17 years Schelfhout has developed trading systems for numerous selling organizations all over the world. Schelfhout provides the company with electronic trading hubs with billions of dollars in annual turnover, including European trade of more than US $7 billion dollars. Schelfhout delivers the tools to bring together supply and demand under optimum conditions and thus create a better market situation. Schelfhout has focused on two market sectors: (i) the computerization of auctions and (ii) automation for the preservation of perishable products. As an ancillary to the auction system, a modular graphic display panel was developed by Schelfhout in 1992 and added to the product range.

NIEAF SYSTEMS is a developer of electronic trading systems for perishable commodity market places. The Company has over 100 years of experience developing trading systems to the perishable commodity market and building relationships within the industry. Based in the Netherlands, two of Holland's largest flower auctions, Aalsmeer flower auction and Bloemenveiling Holland in Naaldwijk, are customers of Nieaf Systems.

AUTOMATISERINGSBUREAU PALM B.V., with an installed base of over 400 applications, develops specialized enterprise resource planning (ERP) software and IT Infrastructure Systems for Exporters and Wholesalers in the Dutch flower industry. Palm Business Solutions (PBS) software allows its clients the ability to manage the flow of produce from the auction floor to their respective customers. PBS software divides, tracks, integrates, and supplies information to client's back office systems. Palm integrates web-based logistic applications and Internet trading systems to allow clients to have complete control over all facets of their business.

I-THREE is an e-commerce solutions provider focused on delivering scaleable, event driven applications for B2B enterprises that fully leverage the opportunities of information gathering and sorting from the Internet. With I-Three's existing line of B2B applications, and strategic partnerships with industry leaders such as Sun-Netscape Alliance, TIBCO Software Inc. and Oracle, we believe that I-Three will provide us with the capability to develop internally our financial service and portal applications.

The company is developing e-business services for perishable commodity marketplaces primarily in Europe. In addition, through its subsidiaries Schelfhout Computer Systemen N.V., Kwatrobox B.V. and I-Three Inc. the company is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems.

The attached financial statements are prepared on a going concern basis which assumes that the company will realize its assets and discharge its liabilities in the normal course of business. The projected cash flows for the company are based upon assumptions which include, amongst others, a revenue stream from e-business. Should these projects be delayed then the present working capital would not be sufficient for the company to continue in the normal course of operations.

In recognition of these concerns, management are considering various revenue and cost management alternatives and may consider raising additional cash through external financing activities. It is not possible at this time to predict with any assurance the success of these initiatives.

HIGHLIGHTS OF THE QUARTER

Revenue for the three months ended March 31, 2001 was $1,966,175 compared to $1,028,836 in the similar period in 2000. Increases in revenue were driven by the Company's acquisition of Kwatrobox in November 2000 as well as continued growth in the installation of auction clock systems. On a proforma basis, if Kwatrobox had been acquired on January 1, 2000, the revenues for the three months ended March 31, 2000 would have been $2,026,032. Schelfhout derives its revenues from the development and installation of clock systems, cooling installations and associated maintenance contracts for auction halls. Kwatrobox derives its revenues as a provider of electronic auction infrastructure and enterprise resource planning software. The interim financial statements disclose the proforma revenues, loss and net assets as if Kwatrobox had been included in operations for the first quarter. We purchased Schelfhout and Kwatrobox primarily in order to obtain access to their existing customer base, their core technology and their employees.

Selling, general and administrative for the quarter was $2,518,766 compared to $728,646 in the corresponding period in 2000. The increase is due, in large part, to the inclusion of Kwatrobox and I-Three in the 2001 quarter. The company has incurred research and development costs in the quarter of $415,265 in developing new products for auction customers. There were no such activities in the quarter ending March 31, 2000.

Net loss for the three months was $2,436,170 compared to a loss of $760,850 in the corresponding period in 2000. Included in the loss was$178,000 share of income from Aucxis (Australia). Much of this income related to the sale of mining tenements. We do not anticipate this to be a recurring part of the operations and expect that Aucxis (Australia) will incur losses over the coming quarters. The increase in net loss for the three months is partly attributable to an increase in depreciation and amortization to $715,000 and the charge for stock based compensation of $326,000. On a proforma basis, if Kwatrobox had been acquired on January 1, 2000, the net loss for the three months ended March 31, 2000 would have been $4,248,869.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2001, the company had cash of $4.0 million. During the quarter ended March 31, 2001, cash decreased by $2.1 million. Of this, approximately $1.6 million was to fund ongoing operations, and accounts receivable increased by approximately $325,000, accounts payable and accrued liabilities increased by approximately $94,000, inventory increased by approximately $73,000 and deferred revenues decreased by approximately $195,000.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The Company is a defendant in a shareholder derivative action, as detailed in the Company's report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Schelfhout Computer Systemen N.V. and another of the Company's subsidiaries are defendants in actions, as also detailed in the Company's report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted for a vote of securities holders during the three months ended March 31, 2001.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

EXHIBIT #         EXHIBIT NAME

Exhibit10.1       Addendum dated December 1, 2000 between Luc Schelfhout, Hilde de Laet, e-Auction Belgium N.V. and the Issuer

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2001        e-Auction Global Trading Inc.     (Registrant)



                           By: /s/ David W.A. Hackett
                              -----------------------------
                               David W.A. Hackett,
                               Chief Financial Officer (duly authorized officer)