Form 10QSB
period 2001-06-30
E AUCTION GLOBAL TRADING INC
filed 2001-08-16
CIK 1102233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB

[X] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934


                                     0-9040
                                     ------
                             Commission file number

                                  AUCXIS CORP.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

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

                         e-Auction Global Trading, Inc.
                         ------------------------------
   (Former Name, Address and Former Fiscal Year, if Changed Since Last Report)


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

As of August 14, 2001 there were 66,350,915 shares of the Registrant's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one);


Yes......No....X....

              AUCXIS CORP. (FORMERLY E-AUCTION GLOBAL TRADING INC.)

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                        PAGE


Item 1.  Financial Statements                                                                            3

     Consolidated Balance Sheet at June 30, 2001 (Unaudited) and December 31, 2000                       4

     Consolidated Statements of Operations,  Deficit and Comprehensive Loss (Unaudited) for the          5
     three months and six months ended June 30, 2001 and 2000

     Consolidated  Statements of Cash Flows  (Unaudited) for the six months ended June 30, 2001          6
     and 2000

     Notes to Consolidated Financial Statements                                                          7

Item 2.  Managements' Discussion and Analysis of Financial Condition and Results of Operations          13

PART II. OTHER INFORMATION                                                                              16

Item 1.  Legal Proceedings                                                                              16

Item 4:  Submission of Matters to a Vote of Security Holders                                            16

Item 5:  Other Information                                                                              17

Item 6.  Exhibits and Reports on Form 8-K                                                               18

Signatures                                                                                              18


ITEM 1.  Financial Statements

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
(a Nevada Corporation)

Consolidated Financial Statements
(Unaudited)
JUNE 30, 2001
(expressed in U.S. dollars)





AUCXIS CORP.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(expressed in U.S. dollars)




                                                                                             JUNE 30,           DECEMBER 31,
                                                                                                 2001                   2000
                                                                                                    $                      $
                                                                                                                   (Audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents                                                                    1,729,484             6,205,169
Accounts receivable - net of allowance for doubtful accounts of $142,795 (2000
      - $82,259)                                                                             1,026,299             1,600,871
Inventory                                                                                      643,529               608,537
Prepaid expenses                                                                               176,446               121,819
                                                                                      -----------------------------------------

                                                                                             3,575,758             8,536,396
INVESTMENT                                                                                     604,883               514,835
FIXED ASSETS                                                                                 1,765,438             1,732,521
ACQUIRED WORKFORCE                                                                                   -               161,351
ACQUIRED CORE TECHNOLOGY                                                                       495,512             1,226,920
GOODWILL                                                                                     8,170,349             9,239,748
                                                                                      -----------------------------------------
                                                                                            14,611,940            21,411,771
                                                                                      -----------------------------------------

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness                                                                              391,081               423,432
Accounts payable and accrued liabilities                                                     2,703,276             2,703,079
Due to related parties                                                                         375,063               944,728
Deferred revenue                                                                               791,180             1,323,874
Current portion of long-term debt                                                              154,883               255,571
                                                                                      -----------------------------------------

                                                                                             4,415,483             5,650,684
DUE TO RELATED PARTIES                                                                               -               375,063
LONG-TERM DEBT                                                                                 365,280               392,718
NON-CONTROLLING INTEREST                                                                         1,678                 3,742
                                                                                      -----------------------------------------

                                                                                             4,782,441             6,422,207
                                                                                      -----------------------------------------

MANDATORILY REDEEMABLE SHARES OF COMMON STOCK                                                4,574,364             4,574,364
                                                                                      -----------------------------------------

SHAREHOLDERS' EQUITY

SHARE CAPITAL

62,714,551 (December 31, 2000 - 62,714,551) shares of common stock - $0.001 par
value                                                                                           62,715                62,715
ADDITIONAL PAID-IN CAPITAL                                                                  18,740,468            18,735,673
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                                   33,413              (124,822)
DEFICIT                                                                                    (13,581,461)           (8,258,366)
                                                                                      -----------------------------------------

                                                                                             5,255,135            10,415,200
                                                                                      -----------------------------------------

                                                                                            14,611,940            21,411,771
                                                                                      -----------------------------------------
CONTINGENCIES (note 13)

GOING CONCERN (note 1)


   The accompanying notes form an integral part of these financial statements.


AUCXIS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS, DEFICIT AND COMPREHENSIVE LOSS
-------------------------------------------------------------------------------------------------------------------
(UNAUDITED)

(expressed in U.S. dollars)


                                                        THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                               ---------------------------------------  ---------------------------------------

                                                           2001                2000                 2001                2000
                                                              $                   $                    $                   $

REVENUE                                               1,620,834             920,032            3,587,009           1,948,868

COST OF GOODS SOLD                                      743,844             564,363            1,745,353           1,282,051
                                               --------------------------------------------------------------------------------

                                                        876,990             355,669            1,841,656             666,817
                                               --------------------------------------------------------------------------------

EXPENSES

Selling, general and administrative                   1,686,453             684,459            4,205,219           1,331,813
Depreciation and amortization                           654,601             386,302            1,392,433             759,367
Research and development costs                          558,650                   -              973,915                   -
Write-off of acquired workforce and core
      technology                                        806,676                   -              806,676                   -
                                               --------------------------------------------------------------------------------

                                                      3,706,380           1,070,761            7,378,243           2,091,180
                                               --------------------------------------------------------------------------------

LOSS BEFORE THE UNDERNOTED                           (2,829,390)           (715,092)          (5,536,587)         (1,424,363)

SHARE OF INCOME (LOSS) OF EQUITY INVESTMENT             (87,983)            (97,709)              90,048            (138,778)

INTEREST INCOME                                          26,805              42,201              121,648              34,635
                                               --------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES AND

      NON-CONTROLLING INTEREST                       (2,890,568)           (770,600)          (5,324,891)         (1,528,506)

INCOME TAX RECOVERY (EXPENSE)                             6,337              (9,248)               4,490             (12,192)

NON-CONTROLLING INTEREST                                 (2,694)                  -               (2,694)                  -
                                               --------------------------------------------------------------------------------

LOSS FOR THE PERIOD                                  (2,886,925)           (779,848)          (5,323,095)         (1,540,698)

ACCRETION OF MANDATORILY REDEEMABLE COMMON

      STOCK TO REDEMPTION VALUE                               -            (234,500)                   -            (469,000)
                                               --------------------------------------------------------------------------------

LOSS AVAILABLE TO COMMON SHAREHOLDERS                (2,886,925)         (1,014,348)          (5,323,095)         (2,009,698)

DEFICIT - BEGINNING OF PERIOD                       (10,694,536)         (3,649,782)          (8,258,366)         (2,654,432)
                                               --------------------------------------------------------------------------------

DEFICIT - END OF PERIOD                             (13,581,461)         (4,664,130)         (13,581,461)         (4,664,130)
                                               --------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                          (0.05)              (0.01)               (0.08)              (0.03)
                                               --------------------------------------------------------------------------------

LOSS FOR THE PERIOD                                  (2,886,925)           (779,848)          (5,323,095)         (1,540,698)

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

      AND OTHER COMPREHENSIVE INCOME                     93,649                   -              158,235                   -
                                               --------------------------------------------------------------------------------

COMPREHENSIVE LOSS                                   (2,793,276)           (779,848)          (5,164,860)         (1,540,698)
                                               --------------------------------------------------------------------------------

SHARES USED IN COMPUTING BASIC LOSS AND

      FULLY DILUTED EARNINGS PER SHARE               62,714,551          61,509,551           62,714,551          56,526,268

GOING CONCERN (note 1)

   The accompanying notes form an integral part of these financial statements.



AUCXIS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(expressed in U.S. dollars)

                                                                                                 2001                   2000
                                                                                                    $                      $

CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES

Loss for the period                                                                         (5,323,095)           (1,540,698)
Add: Items not affecting cash
      Foreign exchange                                                                         (49,111)                    -
      Depreciation and amortization                                                          1,392,433               759,367
      Write-off of acquired workforce and core technology                                      806,676                     -
      Stock-based compensation                                                                   4,795                     -
      Non-controlling interest                                                                   2,694                     -
      Share of (income) loss of equity investment                                              (90,048)              138,778
Net change in non-cash working capital                                                           3,497              (236,129)
                                                                                      -----------------------------------------

                                                                                            (3,252,159)             (878,682)
                                                                                      -----------------------------------------

FINANCING ACTIVITIES
Bank indebtedness                                                                               (9,784)                    -
Due to related parties                                                                        (820,214)             (266,140)
Issuance of share capital                                                                            -             9,876,328
Long-term debt                                                                                 149,102              (128,457)
                                                                                      -----------------------------------------

                                                                                              (680,896)            9,481,731
                                                                                      -----------------------------------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                                      (486,649)              (45,861)
Purchase of businesses - net of cash acquired                                                        -            (2,687,109)
Deposits                                                                                             -              (322,241)
                                                                                      -----------------------------------------

                                                                                              (486,649)           (3,055,211)
                                                                                      -----------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING THE PERIOD                          (4,419,704)            5,547,838

EFFECT OF FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS                                        (55,981)              (23,098)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              6,205,169             4,179,394
                                                                                      -----------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                    1,729,484             9,704,134
                                                                                      -----------------------------------------

GOING CONCERN (note 1)



   The accompanying notes form an integral part of these financial statements.




AUCXIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2001

(expressed in U.S. dollars)


1.    NATURE OF BUSINESS AND GOING CONCERN

      e-Auction Global Trading Inc. changed its name to Aucxis Corp. (the company) in June 2001.

      The company is currently developing e-business services for perishable commodity marketplaces primarily in Europe. In addition, through its newly acquired subsidiaries, Aucxis Trading Solutions N.V. (ATS) (formerly
      Schelfhout Computer Systemen N.V.), Kwatrobox B.V. Three Inc., the company is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems.

      These financial statements are prepared on a going concern basis, which assumes that the company will realize its assets and discharge its liabilities in the normal course of business. The company incurred a loss of $5,323,095 for the six months ended June 30, 2001 (2000 - $1,540,698)
      and reported a deficit of $13,581,461 at June 30, 2001 (2000 -
      $4,664,130). In addition, projected cash flows from the company's current operations are not sufficient to finance the company's working capital requirements over the next 12 months. These circumstances lend significant doubt to the ability of the company to continue as a going concern.

      In recognition of these concerns, management is considering various revenue and cost management alternatives and is examining a variety of options to raise additional financing, including but not limited to, consideration of merging operations with another company. It is not possible at this time to predict with any assurance the success of these initiatives.

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

2.    UNAUDITED INTERIM FINANCIAL STATEMENTS

      The unaudited consolidated balance sheet as at June 30, 2001, the unaudited consolidated statements of operations, deficit and comprehensive loss for the three months and six months ended June 30, 2001 and 2000 and the consolidated statement of cash flows for the six months ended June 30, 2001 and 2000 have been prepared, in the opinion of management, on the same basis as the audited consolidated financial statements as at December
      31, 2000, and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the consolidated financial statements are of a normal recurring nature. The data disclosed in the notes to the consolidated financial statements for this period is also unaudited. These financial statements do not include all of the information and disclosures required for annual financial statements, and the results for the three months and six months ended June
      30, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the annual audited financial statements of Aucxis Corp. for the year ended December 31, 2000.

3.    SIGNIFICANT ACCOUNTING POLICY

      RESEARCH AND DEVELOPMENT COSTS

      Research and development costs that are incurred to develop software to be marketed to external users are charged as expenses until the technical feasibility of the related software has been established, and thereafter these costs are to be capitalized and amortized. Technical feasibility is established when there is a working model of the software and it has been tested for conformity with the product design.


AUCXIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2001

(expressed in U.S. dollars)


4.    IMPAIRMENT OF ASSETS

      During the second quarter of fiscal 2001, it was determined that the acquired workforce and acquired core technology resulting from the acquisition of I-Three Inc. would be abandoned.

      All such assets previously carried on the company's balance sheet have been written off and related costs recorded as follows:

                                                                                $

           Write-off of acquired workforce                                    161,335
           Write-off of core technology                                       645,341
                                                                     ---------------

           Impairment of assets recorded in operating expenses                806,676
                                                                     ---------------


5.    PRO FORMA RESULTS

      The company acquired Kwatrobox B.V. and I-Three Inc. in the fourth quarter of 2000.

      The following table sets forth the pro forma consolidated results for the six months ended June 30, 2001 and 2000 and net assets at June 30, 2001 as if Kwatrobox B.V. and I-Three Inc. had been acquired on January 1, 2000:

                                                             2001                  2000
                                                                $                     $

           Revenue                                       3,587,009            3,979,088
           Loss                                         (5,323,095)          (2,555,093)
           Loss per share                                    (0.08)               (0.04)
           Net assets                                    5,255,135           10,772,990


6.       SHARE CAPITAL

      Authorized
           250,000,000 shares of common stock with a par value of $0.001

                                                                              ADDITIONAL
                                                                                 PAID-IN
                                                  NUMBER         AMOUNT          CAPITAL             TOTAL
                                               OF SHARES              $                $                 $

      Balance - December 31, 1999                 39,820,000       39,820           (39,819)                1
      Issued shares of common stock (i)            7,625,916        7,626         3,657,799         3,665,425
      Issued on exchange of warrants (i)           8,965,899        8,966         4,300,528         4,309,494
      Issued as commission (i)                       327,878          328           157,268           157,596
      Issued as a financing fee (ii)                 197,219          197           999,803         1,000,000
      Acquisition of Kwatrobox B.V.                1,250,000        1,250         1,308,750         1,310,000
      Private placement (iii)                      4,072,639        4,073         7,410,927         7,415,000
      Acquisition of I-Three Inc.                    455,000          455           217,945           218,400
      Dilution gain                                        -            -           708,003           708,003
      Stock-based compensation expense                     -            -            14,469            14,469
                                            -----------------------------------------------------------------



AUCXIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2001

(expressed in U.S. dollars)

      Balance - December 31, 2000                 62,714,551       62,715        18,735,673        18,798,388
      Stock-based compensation (iv)                        -            -             4,795             4,795
                                            -----------------------------------------------------------------

      Balance - June 30, 2001                     62,714,551       62,715        18,740,468        18,803,183
                                            -----------------------------------------------------------------


i)    On January 7, 2000, through a private placement, the company issued
      7,625,916 shares of common stock and 8,965,899 share purchase warrants, net of cash costs of $163,391 and an additional 327,878 shares of common stock issued as a commission to an agent to the transaction. The company raised net cash proceeds of $4,319,557, of which $1,858,229 was received in 1999. In addition, the company issued shares to five companies that collectively settled the company's debt with a face value of $3,812,958.
      The 8,965,899 share purchase warrants were immediately exchanged for shares of common stock on a basis of one common share for each share purchase warrant. The investors included a related party and four parties related to this party through common shareholdings.

ii) In consideration for a loan of $1,000,000 provided on August 13, 1999 by Millennium Advisors Inc. to e-Auction, Millennium Advisors Inc. received
      197,219 shares of common stock of the company with a fair value of $1,000,000 as a financing and interest fee. These shares were issued in January 2000.

iii) On June 22, 2000, the company completed a private placement of 4,072,639 shares at $1.842 per share of common stock for proceeds of $7,415,000, net of costs of $85,000.

iv) External consultants have been compensated with the issue of 48,333 stock options. The charge for these consultants was $4,795 (2000 - $nil).

      STOCK OPTIONS

      On March 1, 1999, as amended on March 13, 2000, the company adopted a stock option plan that reserved 9,000,000 shares. The options have a term of ten years, and the exercise price is set at the estimated fair market value at the date of grant. There were no options issued prior to March 1, 1999. No additional options have been granted in the six months ended June
      30, 2001. The following table summarizes the continuity of stock options:

                                                                                 WEIGHTED AVERAGE
                                                                               EXERCISE PRICE PER
                                                      OPTIONS FOR SHARES                    SHARE
                                                         OF COMMON STOCK                        $

           Balance - December 31, 1999                     4,300,000                     0.90
           Cancelled                                        (845,000)                   (0.01)
           Cancelled                                      (3,050,000)                   (0.85)
           Cancelled                                        (250,000)                   (5.00)
           Issued - December 30, 2000                      8,058,000                     0.35
                                                    -----------------------

           Balance - December 31, 2000                     8,213,000                     0.34
           Cancelled                                        (310,000)                   (0.35)
                                                    -----------------------

           Balance - June 30, 2001                         7,903,000                     0.34
                                                    -----------------------


AUCXIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2001

(expressed in U.S. dollars)


7.    CHANGE IN NON-CASH WORKING CAPITAL

                                                                     SIX MONTHS ENDED JUNE 30,
                                                          ------------------------------------------

                                                                      2001                   2000
                                                                         $                      $

      Accounts receivable                                          416,292            (581,107)
      Inventory                                                    (95,815)            138,280
      Prepaid expenses                                             (64,117)           (153,930)
      Accounts payable and accrued liabilities                     167,949             187,749
      Deferred revenue                                            (420,812)            172,879
                                                          ------------------------------------------

                                                                     3,497            (236,129)
                                                          ------------------------------------------

8.    SEGMENTED INFORMATION

      The company has one operating segment, being the installation of auction clocks and cooling systems, and related software for auctions.

GEOGRAPHIC INFORMATION

                                                     SIX MONTHS ENDED JUNE 30,
                                          -------------------------------------------

                                                        2001                  2000
                                                           $                     $

      Revenue
           Canada                                   76,212                      -
           Belgium                               1,737,452              1,948,868
           Netherlands                           1,773,345                      -
                                          -------------------------------------------

                                                 3,587,009              1,948,868
                                          -------------------------------------------


                                                    JUNE 30,            DECEMBER 31,
                                                        2001                   2000
                                                           $                      $

      Long-lived assets
           Canada                                  774,979                1,147,883
           Belgium                               5,454,422                7,658,629
           Netherlands                           4,201,899                3,554,029
                                          -------------------------------------------

                                                10,431,300               12,360,541
                                          -------------------------------------------


9.    EMPLOYEE TERMINATION COSTS

      During the period, as a result of cost saving measures, the company has terminated 24 employees in the three months ended June 30, 2001. The total cost of these terminations was $50,683.


AUCXIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2001

(expressed in U.S. dollars)


10.   LOSS PER COMMON SHARE

      The weighted average number of shares of common stock used for calculating the basic loss per share is 62,714,551 (2000 - 56,526,268) shares. Fully diluted loss per share is the same as the basic loss per share for the periods ended June 30, 2001 and 2000. Loss per share is determined based on the loss available to common shareholders as presented in the statement of operations, deficit and comprehensive loss.

      The 7,903,000 outstanding stock options and 200,000 contingently issuable shares were not included in the computation of loss per share as they are anti-dilutive for the periods presented.

11.   SUPPLEMENTAL NON-CASH INFORMATION

      During the six months ended June 30, 2000, the company issued 3,636,364 shares of mandatorily redeemable common stock with a fair value of $3,636,364 in connection with the acquisition of Schelfhout Computer
      Systemen N.V.

      In January 2000, the company issued 197,219 shares of common stock with a fair value of $1,000,000 to Millennium Investors Inc. as payment of a financing and interest fee.

      The company issued 7,625,916 shares of common stock in January 2000, for which the proceeds were paid to various creditors, and cash was not received by the company. Debts settled totalled $3,812,958. The company also issued 327,878 shares with a fair value of $157,596 to pay commission on a private placement.

      In June 2000, the company issued 500,000 common shares with a fair value of $739,884 in connection with its investment in Kwatrobox B.V.

12.   COMPARATIVE FIGURES

      Comparative figures have been reclassified to conform to the current year's presentation.

13.   CONTINGENCIES

      a)    A competitor of ATS has filed three claims totalling approximately
            $150,000 (FRF1,000,000) against ATS during 2000 claiming that the company inappropriately used the competitor's equipment. At present, there is insufficient information available to ascertain the likelihood of these claims being successful. Accordingly, no recognition of this contingent loss has been made.

      b)    Certain customers of a subsidiary have filed claims totalling
            $70,000 against the subsidiary company for alleged failure to deliver product in accordance with an agreement. At present, there is insufficient information available to ascertain the likelihood of these claims being successful. Accordingly, no recognition of this contingent loss has been made.

      c) A shareholder derivative action was brought against the company, its subsidiaries and two of its directors for claims totalling $100 million. The action was stayed on November 29, 1999 as a result of the plaintiff's filing for Chapter 11 bankruptcy protection in the United States Bankruptcy Court; therefore, there is no recognition of the contingent loss in the period.

      d) During the quarter, certain shareholders of the company have requested that a subsidiary of the company repurchase 454,545 of their Aucxis Corp. shares at $1.65 per share for an aggregate



AUCXIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2001

(expressed in U.S. dollars)


            amount of $750,000, citing the terms of an agreement with a subsidiary of the company. To date the subsidiary has not repurchased the shares and these shareholders plan to take the matter to arbitration. At present, there is insufficient information available to ascertain the outcome of any such arbitration process.

14.   NEW ACCOUNTING PRONOUNCEMENTS

      SFAS NO. 142 - GOODWILL AND OTHER INTANGIBLE ASSETS

      Statement of Financial Accounting Standard (SFAS) 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement.
      SFAS 142 will be applicable for fiscal years beginning after December 15, 2001; however, earlier adoption is permitted for companies with fiscal years beginning on or after March 15, 2001. The effect of applying this new standard would result in additional amortization of goodwill and acquired core technology of US$839,294, charged to the statement of operations for the six months ending June 30, 2001.

15.   SUBSEQUENT EVENT

      On August 13, 2001, two members of management of the Company indicated their intention to resign from the company. In accordance with their respective employment agreements, as amended, such members are required to continue to work for the Company for a transition period for such duration as determined by the Company's board of directors not to exceed six months. The board has up to 20 days following the receipt of the notice of intention to resign to determine the applicable transition period by written notice (the "Transition Notice") to the departing member of management. In accordance with their employment agreements, as amended, severance amounts may be required to be paid to such departing members of management, which amounts will be payable in the following manner: 10% on the date of the delivery of the Transition Notice and the balance on the effective date of the cessation of services following the end of the transition period. At this time, the board is examining the level of severance which is properly due to the departing management. Such amount may be in excess of one year's salary for each such departing member, which may collectively be in excess of $365,000. However, the total severance properly due cannot be determined at this time and no costs have been accrued to date in the Company's financial statements.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

WHEN USED HEREIN, THE WORDS "MAY", "WILL", "EXPECT", "ANTICIPATE", "CONTINUE",
"ESTIMATE", "PROJECT", "INTEND", "PLAN" AND SIMILAR EXPRESSIONS ARE INTENDED TO
IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, REGARDING EVENTS, CONDITIONS AND
FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS,
BUSINESS STRATEGY, OPERATING RESULTS AND FINANCIAL POSITION. ALL STATEMENTS,
OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED OR INCORPORATED BY REFERENCE
IN THIS FORM 10-QSB WHICH ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS WHICH THE
COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH
THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF),
BUSINESS STRATEGY, EXPANSION AND GROWTH OF THE COMPANY'S BUSINESS AND
OPERATIONS, AND OTHER SUCH MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE
STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY THE COMPANY IN
LIGHT OF ITS EXPERIENCE AND ITS PERCEPTION OF HISTORICAL TRENDS, CURRENT
CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AS WELL AS OTHER FACTORS IT BELIEVES
ARE APPROPRIATE IN THE CIRCUMSTANCES. SUCH STATEMENTS ARE NOT GUARANTEES OF
FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND SIGNIFICANT UNCERTAINTIES AND
THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE
FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. THE OCCURRENCE OF ANY
UNANTICIPATED EVENTS MAY CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE EXPRESSED OR
IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN. YOU ARE CAUTIONED
NOT TO PLACE UNDUE RELIANCE ON THESE STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE
OF THIS REPORT.

OVERVIEW

Please find enclosed the Consolidated Balance Sheet as at June 30, 2001 and
December 31, 2000 and the Consolidated Statement of Operations, Deficit and
Comprehensive Loss for the three months and the six months ended June 30, 2001 and 2000 and the Consolidated Statement of Cash Flows for the six months ended
June 30, 2001 and 2000 for Aucxis Corp. (Aucxis).

Aucxis was originally incorporated in Nevada on January 8, 1998 under the name
Kazari International, Inc. (Kazari). On February 26, 1999, Kazari, e-Auction
Global Trading Inc. (Barbados) entered into a share exchange agreement pursuant to which agreement Kazari purchased e-Auction (Barbados) shares on a one for one basis. Kazari had no viable business activities at the time of the share exchange agreement. On June 10, 1999, Kazari amended its name to e-Auction
Global Trading Inc. During fiscal year 2000, Aucxis acquired Schelfhout Computer
Systemen N.V., Kwatrobox B.V., and I-Three, Inc. On June 12, 2001 the Company amended its charter to change its name to Aucxis Corp.

Aucxis currently has a wholly owned subsidiary, e-Auction (Barbados), which in turn has one wholly owned subsidiary, Aucxis Corp. (Canada). The Company also owns Aucxis Corp. (Belgium), directly, which in turn has one wholly owned subsidiary, Aucxis Trading Solutions NV ("ATS") (formerly Schelfhout Computer
Systemen N.V., a Belgium company. ATS has a 99% ownership interest in SDL Invest
N.V. The Company also owns V-Wholesaler B.V. and its wholly owned subsidiary, Kwatrobox B.V. and the subsidiaries of Kwatrobox B.V., 100% of Aucxis Business
Solutions ("ABS") (formerly Automatiserngbureau Palm B.V.), 80% of Scoop
Software B.V., 100% of Palm Veilingsystemen B.V., 100% of Nieaf Systems B.V, and
100% of I-Three, Inc. The financial statements also include the Company's 48.2% investment in Aucxis Ltd. (Australia), (formerly Hunter Capital Limited) accounted for by the equity method.

ATS (FORMERLY SCHELFHOUT) is a solutions provider for perishable commodity
(fish, flower, fruits and vegetables) auction houses. Over the past 17 years ATS has developed trading systems for numerous selling organizations all over the world. Through ATS the company has the potential to access electronic trading hubs representing billions of dollars in annual turnover, including European trade of more than US $7 billion dollars. ATS delivers the tools to bring together supply and demand under optimum conditions and thus create a better market situation. ATS has focused on two market sectors: (i) the computerization of auctions and (ii) automation for the preservation of perishable products. As an ancillary to the auction system, a modular graphic display panel was developed by ATS in 1992 and added to the product range.

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

ABS (FORMERLY PALM), with an installed base of over 400 applications, develops specialized enterprise resource planning (ERP) software and IT Infrastructure
Systems for Exporters and Wholesalers in the Dutch flower industry. Palm
Business Solutions (PBS) software allows its clients the ability to manage the flow of produce from the auction floor to their respective customers. PBS software divides, tracks, integrates, and supplies information to client's back office systems. Palm integrates web-based logistic applications and Internet trading systems to allow clients to have complete control over all facets of their business.

Aucxis is developing e-business services for perishable commodity marketplaces primarily in Europe. In addition, through its subsidiaries ATS and ABS, Aucxis is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems.

The attached consolidated financial statements are prepared on a going concern basis which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The projected cash flows for the company are based upon assumptions which include, amongst others, a revenue stream from e-business and the success of future external financing initiatives.
Should these projects be delayed then the present working capital would not be sufficient for the company to continue in the normal course of operations.

In recognition of these concerns, management are considering various revenue and cost management alternatives and will need to raise additional cash through external financing activities. It is not possible at this time to predict with any assurance the success of these initiatives.

HIGHLIGHTS OF THE QUARTER

Revenue for the six months ended June 30, 2001 was $3,587,009 compared to $1,948,868 in the same period in 2000. Revenue for the three months ended June
30, 2000 was $1,620,834 compared to $920,032 for the similar three month period in 2000. Increases in revenue were driven by the Company's acquisition of Kwatrobox in November 2000 as well as continued growth in the installation of auction clock systems through ATS. On a proforma basis, if Kwatrobox had been acquired on January 1, 2000, the revenues for the six months ended June 30, 2000 would have been $3,979,088. ATS derives its revenues from the development and installation of clock systems, cooling installations and associated maintenance contracts for auction halls. Kwatrobox derives its revenues as a provider of electronic auction infrastructure and enterprise resource planning software.
However, Kwatrobox was acquired primarily to obtain access to their existing customer base. The interim financial statements disclose the proforma revenues, loss and net assets as if Kwatrobox had been acquired on January 1, 2000.

Selling, general and administrative expense for the six months ended June 30, 2001 was $4,205,219 as compared to $1,331,813 for the corresponding six month period in 2000. Selling, general and administrative expense for the three months ending June 30 was $1,686,453 as compared to $684,459 for the corresponding three month period in 2000. The increase is due largely to the acquisitions of Kwatrobox and I-Three during the fourth quarter of 2000. In addition, during the quarter just ended, the Company reduced its number of employees during the quarter, by 19 in Toronto and 16 in Amsterdam. The results reflect costs associated with this downsizing. Management hopes that the reduction will reduce the Company's cash outflow and allow it to continue with its current business plan. Aucxis has also incurred research and development costs in the six months ended June 30, 2001of $973,915 ($558,650 for the three months ended June 30,
2001) in developing new software products. There were no such activities in the six months ended June 30, 2000.

In Holland, in order to improve cash flow management has cut personnel costs.
Additionally, the Company has stopped the development of PBS Verdeel Pro, a proprietary software application, which will help reduce cash outflow. The development of PBS Verdeel Pro has been halted in May 2001, when the delivery of the second phase of the project was found to be unsatisfactory to the intended customer. Management believes that it has made appropriate provisions for penalties for termination of the contract.

The net loss available to common shareholders for the six months ended June 30, 2001 was $5,323,095, as compared to a loss of $2,009,698 for the corresponding six month period in 2000. Net loss for the three months ended June 30, 2001 was $2,886,925, as compared to a net loss of $1,014,348 for the corresponding three month period in 2000. The increase in net loss for the six months ended June 30, 2001 is largely due to an increase in depreciation and amortization to $1,392,000 (versus $759,000 in 2000), a acquired labour and core technology write-off of $807,000 (versus $0 in 2000) and research and development costs being incurred in 2001. In addition, the period of June 30, 2001 includes the losses of Kwatrobox which were not included in our results in 2000. If Kwatrobox had been acquired on January 1, 2000, the net loss for the six months ended June
30, 2000 would have been $2,555,093, on a proforma basis. Offsetting these increased expenses was $90,048 share of income from Aucxis (Australia), the Company's equity investment. Management anticipates losses from this equity investment in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2001, the company had cash of $1,700,000. The projected cash flows from the company's current operations are not sufficient to finance the company's working capital requirements over the next 12 months, and accordingly there is substantial doubt as to the ability of the company to continue as a going concern. During the six ended June 30, 2001, cash decreased by $4,476,000.
Of this amount of decrease, approximately $3,252,000 was from operations, including the change in working capital balances, which contributed $3,000 to cash flow. Additional cash outflows were a result of repayment of amounts due to related parties of approximately $820,000, offset by an increase in long-term debt of approximately $149,000. Capital expenditures in the period were approximately $486,000.



PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  -----------------

A shareholder derivative action was brought against the Company on November 17, 1999 in the United States District Court of California against the Company, its subsidiaries, two of its directors and several other companies and individuals, including Shane Maine (former director and Chief Executive Officer of the
Company) and Ventures North Investment Partners, Inc. and QFG Holdings Limited,
Inc., both stockholders of the Company, among others. The proceeding alleges that the reputation of Sanga International, Inc. ("Sanga") was damaged and that the defendants: (i) engaged in conversion; (ii) engaged in fraud; (iii) interfered with Sanga's prospective business advantage; (iv) defaulted on contractual obligations; (v) violated California usury laws; and (vi) breached fiduciary duties owing. The plaintiff claims the defendants' actions have not only damaged Sanga but also the plaintiff and the remaining shareholders of Sanga by as much as $100 million dollars. As part of the relief, the plaintiff sought preliminary and permanent injunctive relief against the defendants from engaging, among other things, in the: (a) use of plaintiff's proprietary
Internet auction technology; (b) use of plaintiff's proprietary financial services technology; and (c) transfer, hypothecation, sale, licensing or other transactions regarding plaintiff's financial services technology.

The foregoing proceeding was stayed on November 29, 1999 as a result of Sanga filing for Chapter 11 bankruptcy protection in the United States Bankruptcy
Court.

A competitor of ATS has filed three claims totaling approximately $150,000
(FRF1,000,000) against ATS during fiscal year 2000. In addition, certain customers of the Company's subsidiary have filed claims totaling $70,000 against such subsidiary. At present, there is insufficient information available to ascertain the likelihood of these claims being successful. Accordingly, no recognition of this contingent loss has been made.

During the quarter shareholders of the Company have requested that the Company redeem 454,545 of their Aucxis Corp. shares at $1.65 per share for an aggregate amount of $750,000, citing the terms of an agreement with the Company. To date the company has not redeemed the shares and the shareholder's plan to take the matter to arbitration. At present, there is insufficient information available to ascertain the outcome of any such arbitration process.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

The annual meeting of stockholders of the Company was held on May 31, 2001 for the purpose of: (i) electing six directors; (ii) approving the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2001; (iii) approving an amendment to the Company's
Articles of Incorporation to change the name of the Company to "Aucxis Corp.";
(iv) approving an amendment of the Company's 1999 Stock Option Plan to increase the number of shares available for issuance; and (v) adopting the Company's 2001
Stock Option Plan. A total of approximately 48,192,978 shares, constituting a quorum, were present, in person or by proxy, at the annual meeting. The results of the voting were as follows:

         (a) Election of Directors. Prior to the meeting, Philip G. MacDonnell,
Philip A. Lapp and Ken Reid, each a nominee for director, resigned their current positions as directors of the Company and withdrew their names as nominees. At the meeting, the Company's stockholders nominated each of Gary Jessop, Dennis
Petke and Lewis Reinders as substitute nominees for director. Following tabulation of the vote of the stockholders, the following six directors were elected: Daniel McKenzie, Mark F. Milazzo, Bart Sonck, Gary Jessop, Dennis Petke and Lewis Reinders, each to hold term of office as director until the next annual meeting or upon his earlier resignation or dismissal, as follows:

                                    For                       Against                   Abstained
                                    ---                       -------                   ---------

         Gary Jessop                32,556,726                      0                         0
         Daniel McKenzie            47,242,836                775,000                     175,142
         Mark F. Milazzo            48,017,836                      0
         175,142

         Dennis Petke               32,556,726                       0                       0
         Lewis Reinders             32,556,726                       0                       0
         Bart Sonck                 43,943,864               4,073,972                    175,142

         (b) Appointment of PricewaterhouseCoopers LLP. Approval of the
Company's independent auditors for the fiscal year ending December 31, 2001 was obtained by the following vote:

           For                     Against                    Abstained         Non-Votes
           ---                     -------                    ---------         ---------

           15,146,889                     0                      8,300             0

         (c) Amendment of the Company's Articles of Incorporation. An amendment to change the name of the Company to "Aucxis Corp." was approved by the following vote:

            For                     Against                    Abstained         Non-Votes
            ---                     -------                    ---------         ---------

            47,950,194                7,500                         800             0

         (d) Amendment of the Company's 1999 Stock Option Plan. An amendment to increase the number of shares available for issuance under the Company's 1999
Stock Option Plan was not approved by the Company's stockholders, as follows:

            For                     Against                   Abstained          Non-Votes
            ---                     -------                   ---------          ---------

           11,932,717              32,953,752                   7,900             3,064,125

         (e) 2001 Stock Option Plan. The proposal to adopt the Company's 2001
Stock Option Plan was not approved by the Company's stockholders, as follows:

            For                     Against                   Abstained          Non-Votes
            ---                     -------                   ---------          ---------
            11,836,517             33,053,752                   4,100                    0

Other than the matters submitted in connection with the annual meeting held on May 31, 2001, no other matters were submitted by the Company to the vote of the stockholders during the quarterly period ended June 31, 2001.

ITEM 5.           OTHER INFORMATION
                  -----------------

On August 13, 2001, two members of management of the Company indicated their intention to resign from the company. In accordance with their respective employment agreements, as amended, such members are required to continue to work for the Company for a transition period for such duration as determined by the Company's board of directors not to exceed six months. The board has up to 20 days following the receipt of the notice of intention to resign to determine the applicable transition period by written notice (the "Transition Notice") to the departing member of management. In accordance with their employment agreements, as amended, severance amounts may be required to be paid to such departing members of management, which amounts will be payable in the following manner:
10% on the date of the delivery of the Transition Notice and the balance on the effective date of the cessation of services following the end of the transition period. At this time, the board is examining the level of severance which is properly due to the departing management. Such amount may be in excess of one year's salary for each such departing member, which may collectively be in excess of $365,000. However, the total severance properly due cannot be determined at this time and no costs have been accrued to date in the Company's financial statements.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         (a)      Exhibits.

      EXHIBIT #      EXHIBIT NAME
      ---------      ------------
      Exhibit        Articles of Incorporation,  as amended,  of the Issuer  (Incorporated by reference
      3(i).1         to Exhibit 2(i) of the Issuer's Amended Registration  Statement on Form 10-SB12g/A
                     (No. 00028741) filed with the Securities and Exchange  Commission on September 29,
                     2000).
      Exhibit       Certificate of Amendment to the Issuer's Articles of
      3(i).2        Incorporation, dated June 12, 2001
      Exhibit       Amending Agreement
      10.1          dated August 2, 2001 between the Issuer and Dan McKenzie.
      Exhibit       Amending Agreement dated August 2, 2001 between the Issuer and David
      10.2          Hackett.

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

In accordance with the requirements of the Securities Exchange Act of 1934, as amended the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 16, 2001                      Aucxis Corp.
                                            (Registrant)



                           By: /s/ David W.A. Hackett
                              --------------------------
                               David W.A. Hackett,
                               Chief Financial Officer (duly authorized officer)