Form 10QSB
period 2001-09-30
E AUCTION GLOBAL TRADING INC
filed 2001-11-20
CIK 1102233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                =================

                                   FORM 10-QSB

[X] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

                                     0-9040
                                     ======

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

As of November 14, 2001 there were 66,350,915 shares of the Registrant's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one);

Yes......No....X....

              AUCXIS CORP. (FORMERLY E-AUCTION GLOBAL TRADING INC.)

                                   FORM 10-QSB

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

     Consolidated Balance Sheet at September 30, 2001 (Unaudited) and December 31, 2000

     Consolidated Statements of Operations, Deficit and Comprehensive Loss (Unaudited) for the six months ended September 30, 2001 and 2000

     Consolidated Statements of Cash Flows (Unaudited) for the six months ended September 30, 2001 and 2000

     Notes to Consolidated Financial Statements

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5:  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Item 1.  Financial Statements

Aucxis Corp.
Consolidated Balance Sheet
(Unaudited) The interim financial information included in this Form 10-QSB filing has not been reviewed by the company's independent auditors.
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                                September 30,           December 31,
                                                                         2001                   2000
                                                                            $                      $
                                                                                           (Audited)
Assets

Current assets
Cash and cash equivalents                                              759,997             6,205,169
Accounts receivable                                                  1,210,217             1,600,871
Inventory                                                              405,676               608,537
Prepaid expenses                                                        79,562               121,819
                                                                   ---------------------------------

                                                                     2,455,452             8,536,396
Investment                                                             496,858               514,835
Fixed assets                                                           742,605             1,732,521
Acquired workforce                                                          --              161,351
Acquired core technology                                               459,212             1,226,920
Goodwill                                                             4,266,947             9,239,748
                                                                   ---------------------------------

                                                                     8,421,073            21,411,771
                                                                   =================================
Liabilities

Current liabilities
Bank indebtedness                                                           --               423,432
Accounts payable and accrued liabilities                             1,818,298             2,703,079
Due to related parties                                                 398,740               944,728
Deferred revenue                                                       326,999             1,323,874
Current portion of long-term debt                                       45,479               255,571
                                                                   ---------------------------------

                                                                     2,589,516             5,650,684
Due to related parties                                                      --               375,063
Long-term debt                                                         227,397               392,718
Non-controlling interest                                                    --                 3,742
                                                                   ---------------------------------

                                                                     2,816,913             6,422,207
                                                                   ---------------------------------

Mandatorily redeemable shares of common stock                        4,574,364             4,574,364

Shareholders' Equity

Share capital
62,714,551 (December 31, 2000 - 62,714,551) shares of
  common stock - $0.001 par                                             62,715                62,715
Additional paid-in capital                                          18,740,468            18,735,673
Accumulated other comprehensive income (loss)                          (22,920)             (124,822)
Deficit                                                            (17,750,467)           (8,258,366)
                                                                   ---------------------------------

                                                                     1,029,796            10,415,200
                                                                   ---------------------------------

                                                                     8,241,073            21,411,771
                                                                   =================================
Contingencies (note 13)

Going concern (note 1)


   The accompanying notes form an integral part of these financial statements.

Aucxis Corp.
Consolidated Statements of Operations, Deficit and Comprehensive Loss (Unaudited) The interim financial information included in this Form 10-QSB filing has not been reviewed by the company's independent auditors.
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                   Three months ended September 30,      Nine months ended September 30,
                                                   --------------------------------      -------------------------------

                                                           2001                2000             2001                2000
                                                              $                   $                $                   $
Revenue                                               1,984,138             877,208        5,571,147           2,826,077

Cost of goods sold                                      937,675             503,196        2,683,028           1,785,247
                                                   ---------------------------------------------------------------------

                                                      1,046,463             374,012        2,888,119           1,040,830
                                                   ---------------------------------------------------------------------

Expenses
Selling, general and administrative                   1,810,746           1,581,616        6,015,966           2,913,430
Depreciation and amortization                           482,072             402,458        1,874,505           1,161,825
Research and development costs                           (1,525)                 --          972,390                  --
Write-off of acquired workforce, core
    technology and goodwill                           3,576,702                  --        4,383,378                  --
                                                   ---------------------------------------------------------------------
                                                      5,867,997           1,984,074       13,246,239           4,075,255
                                                   ---------------------------------------------------------------------

Loss before the undernoted                           (4,821,534)         (1,610,062)     (10,358,120)         (3,034,425)

Share of income (loss) of equity investment             (87,676)            (34,065)           2,372            (172,843)

Interest income                                          16,163             113,812          137,811             148,447

Write-off of Kwatrobox's net liabilities                787,606                  --          787,606                  --
                                                   ---------------------------------------------------------------------
Loss before income taxes and non-controlling
    interest                                         (4,105,441)         (1,530,315)      (9,430,331)         (3,058,821)

Income tax recovery (expense)                           (64,469)            (56,571)         (59,979)            (68,763)

Non-controlling interest                                    904                  --           (1,791)                 --
                                                   ---------------------------------------------------------------------
Loss for the period                                  (4,169,006)         (1,586,886)      (9,492,100)         (3,127,584)

Accretion of mandatorily redeemable common
    stock to redemption value                                --            (234,500)              --            (703,500)
                                                   ---------------------------------------------------------------------

Loss available to common shareholders                (4,169,006)         (1,821,386)      (9,492,101)         (3,831,084)

Deficit - Beginning of period                       (13,581,461)         (4,664,130)      (8,258,366)         (2,654,432)
                                                   ---------------------------------------------------------------------

Deficit - End of period                             (17,750,467)         (6,485,516)     (17,750,467)         (6,485,516)
                                                   =====================================================================

Basic and diluted loss per share                          (0.07)              (0.03)           (0.15)              (0.06)
                                                   =====================================================================

Loss for the period                                  (4,169,006)         (1,586,886)      (9,492,101)         (3,127,584)

Foreign currency translation adjustments
    and other comprehensive income                      (56,333)             65,485          101,902              65,485
                                                   ---------------------------------------------------------------------

Comprehensive loss                                   (4,225,339)         (1,521,401)      (9,390,199)         (3,062,099)
                                                   =====================================================================
Shares used in computing basic loss and
    fully diluted earnings per share                 62,714,551          61,509,551       62,714,551          58,199,487

Going concern (note 1)


   The accompanying notes form an integral part of these financial statements.

Aucxis Corp. Consolidated Statement of Cash Flows (Unaudited) For the nine months ended September 30, 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars) The interim financial information included in this Form 10-QSB filing has not been reviewed by the company's independent auditors.

                                                                                     2001                   2000
                                                                                        $                      $
Cash provided by (used in)

Operating activities
Loss for the period                                                             (9,492,101)           (3,127,584)
Add: Items not affecting cash
    Foreign exchange                                                                (6,465)                   --
    Depreciation and amortization                                                1,874,505             1,161,825
    Write-off of acquired workforce, core technology and goodwill                4,383,378                    --
    Write-off of bank overdraft and long term debt                                (975,834)
    Write-off of capital assets                                                    646,378
    Gain on settlement of payables                                                 (51,259)
    Loss on disposal of assets                                                      17,918
    Stock-based compensation                                                         4,795                    --
    Non-controlling interest                                                         1,790                    --
    Share of (income) loss of equity investment                                     (2,372)              172,843
Net change in non-cash working capital                                          (1,272,173)             (384,648)
                                                                                --------------------------------

                                                                                (4,871,440)           (2,177,564)
                                                                                --------------------------------
Financing activities
Bank indebtedness                                                                  437,186                    --
Due to related parties                                                            (820,214)             (266,140)
Issuance of share capital                                                               --             9,876,217
Long-term debt                                                                      29,233              (228,459)
                                                                                --------------------------------

                                                                                  (353,795)            9,838,536
                                                                                --------------------------------
Investing activities
Purchase of fixed assets                                                          (504,132)             (296,898)
Disposal of fixed assets                                                           305,507
Purchase of businesses - net of cash acquired                                           --            (3,000,000)
Deposits                                                                                --            (1,071,793)
                                                                                --------------------------------

                                                                                  (198,625)           (4,368,691)
                                                                                --------------------------------
Increase (decrease) in cash and cash equivalents during the
    period                                                                                             3,292,281

Effect of foreign exchange on cash and cash equivalents                            (21,312)               47,124

Cash and cash equivalents - Beginning of period                                  6,205,169             4,179,394
                                                                                --------------------------------
Cash and cash equivalents - End of period                                          759,997             7,518,799
                                                                                ================================
Going concern (note 1)


   The accompanying notes form an integral part of these financial statements.

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)
June 30, 2001

(expressed in U.S. dollars)

1    Nature of business and going concern

     e-Auction Global Trading Inc. changed its name to Aucxis Corp. (the company) in June 2001.

     The company is currently developing e-business services for perishable commodity marketplaces primarily in Europe. In addition, through its newly acquired subsidiaries, Aucxis Trading Solutions N.V. (ATS) (formerly Schelfhout Computer Systemen N.V.), the company is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems.

     In September 2001, The company decided to discontinue its financial support for the loss making Palm Automatisering (Aucxis Business Solutions) and Nieaf companies, which continued to consume shareholder funds within a business that no longer forms part of Aucxis' refocused business strategy. As a result, Kwatrobox B.V. and it's operating subsidiaries, Aucxis Business Solutions and Nieaf Systems, B.V, filed for bankruptcy. Under the bankruptcy laws of the Netherlands, a trustee took control of the assets and the operation from the parent company in October 2001.

     These financial statements are prepared on a going concern basis, which assumes that the company will realize its assets and discharge its liabilities in the normal course of business. The company incurred a loss of $9,492,101 for the nine months ended September 30, 2001 (2000 - $3,127,584) and reported a deficit of $17,750,496 at September 30, 2001 (2000 - $6,485,516). In addition, projected cash flows from the company's current operations are not sufficient to finance the company's working capital requirements over the next 12 months. These circumstances lend significant doubt to the ability of the company to continue as a going concern.

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

The interim financial information included in this Form 10-QSB filing has not been reviewed by the company's independent auditors.

2    Unaudited interim financial statements

     The amounts of assets, liabilities, revenues and expenses of Kwatrobox B.V. included in the unaudited consolidated balance sheet as at September 30, 2001, the unaudited consolidated statements of operations, deficit and comprehensive loss for the three months and nine months ended September 30, 2001 and the consolidated statement of cash flows for the nine months ended September 30, 2001 include estimates made by the company's management since the related books and records were held by the trustee of Kwatrobox B.V., and were, accordingly, unavailable. Financial results as determined by actual events could differ from those estimates.

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)


     The unaudited consolidated balance sheet as at September 30, 2001, the unaudited consolidated statements of operations, deficit and comprehensive loss for the three months and nine months ended September 30, 2001 and 2000 and the consolidated statement of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared, in the opinion of management, on the same basis as the audited consolidated financial statements as at December 31, 2000, and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the consolidated financial statements are of a normal recurring nature. The data disclosed in the notes to the consolidated financial statements for this period is also unaudited. These financial statements do not include all of the information and disclosures required for annual financial statements, and the results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the annual audited financial statements of Aucxis Corp. for the year ended December 31, 2000.

3    Significant accounting policy

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

4    Impairment of assets

     During the second quarter of fiscal 2001, it was determined that the acquired workforce and acquired core technology resulting from the acquisition of I-Three Inc. would be abandoned. During the third quarter, the company decided to discontinue its financial support for the loss making Palm Automatisering (Aucxis Business Solutions) and Nieaf companies, and the subsidiary subsequently filed for bankruptcy (note 1). As a result, the related goodwill arising from the acquisition of Kwatrobox has been written off in the third quarter.

     All such assets previously carried on the company's balance sheet have been written off and related costs recorded as follows:

       Write-off of goodwill (Kwatrobox)                             $ 3,576,702
       Write-off of acquired workforce (I-Three Inc.)                    161,335
       Write-off of core technology (I-Three Inc.)                       645,341
                                                                     -----------

       Impairment of assets recorded in operating expenses           $ 4,383,378
                                                                     ===========

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)


The assets of liabilities of Kwatrobox have been written off as follows:

         Cash in bank accounts                                                 ($18,105)
         Working capital balances - assets                                     (856,181)
         Fixed assets                                                          (646,378)
         Non-controlling interest                                                 1,796
         Working capital balances - liabilities                               1,330,640
         Bank overdraft and long term debt                                      975,834
                                                                              ---------

         Write-off of Kwatrobox's net liabilities                             $ 787,606
                                                                              =========

5    Pro forma results

     The company acquired Kwatrobox B.V. and I-Three Inc. in the fourth quarter of 2000.

     The following table sets forth the pro forma consolidated results for the nine months ended September 30, 2001 and 2000 and net assets at September 30, 2001 as if Kwatrobox B.V. and I-Three Inc. had been acquired on January 1, 2000:

                                                             2001                  2000
                                                                $                     $
         Revenue                                        5,571,147             6,193,054
         Loss                                          (9,741,141)           (4,717,880)
         Loss per share                                     (0.15)                (0.08)
         Net assets                                       780,756            10,194,734


Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)

6    Share capital

     Authorized
         250,000,000 shares of common stock with a par value of $0.001

                                                                                              Additional
                                                                                                 paid-in
                                                             Number           Amount             capital               Total
                                                          of shares                $                   $                   $
      Balance - December 31, 1999                        39,820,000            39,820            (39,819)                  1
      Issued shares of common stock (i)                   7,625,916             7,626          3,657,799           3,665,425
      Issued on exchange of warrants (i)                  8,965,899             8,966          4,300,528           4,309,494
      Issued as commission (i)                              327,878               328            157,268             157,596
      Issued as a financing fee (ii)                        197,219               197            999,803           1,000,000
      Acquisition of Kwatrobox B.V.                       1,250,000             1,250          1,308,750           1,310,000
      Private placement (iii)                             4,072,639             4,073          7,410,927           7,415,000
      Acquisition of I-Three Inc.                           455,000               455            217,945             218,400
      Dilution gain                                              --                --            708,003             708,003
      Stock-based compensation expense                           --                --             14,469              14,469
                                                         -------------------------------------------------------------------

      Balance - December 31, 2000                        62,714,551            62,715         18,735,673          18,798,388

      Stock-based compensation (iv)                              --                --              4,795               4,795
                                                         -------------------------------------------------------------------

      Balance - September 30, 2001                       62,714,551            62,715         18,740,468          18,803,183
                                                         ===================================================================

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

     ii) In consideration for a loan of $1,000,000 provided on August 13, 1999 by Millennium Investors Inc. to e-Auction, Millennium Investors Inc. received 197,219 shares of common stock of the company with a fair value of $1,000,000 as a financing and interest fee. These shares were issued in January 2000.

     iii) On June 22, 2000, the company completed a private placement of 4,072,639 shares at $1.842 per share of common stock for proceeds of $7,415,000, net of costs of $85,000.

     iv) External consultants have been compensated with the issue of 48,333 stock options. The charge for these consultants was $4,795 (2000 - $nil).

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)


     Stock options

     On March 1, 1999, as amended on March 13, 2000, the company adopted a stock option plan that reserved 9,000,000 shares. The options have a term of ten years, and the exercise price is set at the estimated fair market value at the date of grant. There were no options issued prior to March 1, 1999. No additional options have been granted in the nine months ended September 30, 2001. The following table summarizes the continuity of stock options:


                                                                                             Weighted
                                                                    Options for               average
                                                                      shares of        exercise price
                                                                   common stock             per share
                                                                                                    $
           Balance - December 31, 1999                                4,300,000                  0.90
           Cancelled                                                   (845,000)                (0.01)
           Cancelled                                                 (3,050,000)                (0.85)
           Cancelled                                                   (250,000)                (5.00)
           Issued - December 30, 2000                                 8,058,000                  0.35
                                                                     ----------
           Balance - December 31, 2000                                8,213,000                  0.34
           Cancelled                                                 (2,425,000)                (0.35)
                                                                     ----------

           Balance - September 30, 2001                               5,788,000                  0.34
                                                                     ==========


7    Change in non-cash working capital


                                                                                    Nine months ended
                                                                                        September 30,
                                                                     --------------------------------
                                                                          2001                   2000
                                                                             $                      $
      Accounts receivable                                               336,106              (468,688)
      Inventory                                                         103,946                67,228
      Prepaid expenses                                                   37,735               (20,267)
      Accounts payable and accrued liabilities                         (801,267)              128,328
      Deferred revenue                                                 (948,693)              (91,249)
                                                                     --------------------------------

                                                                     (1,272,173)             (384,648)
                                                                     ================================


Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)


8    Segmented information

     The company has one operating segment, being the installation of auction clocks and cooling systems, and related software for auctions.

     Geographic information


                                                                                    Nine months ended
                                                                                        September 30,
                                                                       ------------------------------

                                                                           2001                  2000
                                                                              $                     $
      Revenue
           Canada                                                        76,053                    --
           Belgium                                                    2,768,005             2,826,077
           Netherlands                                                2,727,089                    --
                                                                      -------------------------------

                                                                      5,571,147             2,826,077
                                                                      ===============================



                                                                  September 30,          December 31,
                                                                           2001                  2000
                                                                              $                     $
      Long-lived assets
           Canada                                                     2,059,312             1,147,883
           Belgium                                                    5,097,271             7,658,629
           Netherlands                                                  478,147             3,554,029
                                                                      -------------------------------

                                                                      7,634,730            12,360,541
                                                                      ===============================


9    Employee termination costs

     During the period, as a result of cost saving measures, the company has terminated 24 employees in the three months ended June 30, 2001 (termination costs - $50,683) and an additional 13 in the three-month period ending September 30, 2001 (termination costs - $224,902). The total cost of these terminations was $275,585 and included legal expenses related to the terminations.

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)


10   Loss per common share

     The weighted average number of shares of common stock used for calculating the basic loss per share is 62,714,551 (2000 - 58,199,487) shares. Fully diluted loss per share is the same as the basic loss per share for the periods ended September 30, 2001 and 2000. Loss per share is determined based on the loss available to common shareholders, as presented in the statement of operations, deficit and comprehensive loss.

     The 5,788,000 outstanding stock options and 200,000 contingently issuable shares were not included in the computation of loss per share as they are anti-dilutive for the periods presented.

11   Supplemental non-cash information

     During the nine months ended September 30, 2000, the company issued 3,636,364 shares of mandatorily redeemable common stock with a fair value of $3,636,364 in connection with the acquisition of Schelfhout Computer Systemen N.V.

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

12   Comparative figures

     Comparative figures have been reclassified to conform to the current year's presentation.

13   Contingencies

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

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)



          The action was stayed on November 29, 1999 as a result of the plaintiff's filing for Chapter 11 bankruptcy protection in the United States Bankruptcy Court; therefore, there is no recognition of the contingent loss in the period.

     d) During the second quarter, certain shareholders of the company have requested that a subsidiary of the company repurchase 454,545 of their Aucxis Corp. shares at $1.65 per share for an aggregate amount of $750,000, citing the terms of an agreement with a subsidiary of the company. To date the subsidiary has not repurchased the shares and these shareholders plan to take the matter to arbitration. At present, there is insufficient information available to ascertain the outcome of any such arbitration process.

     e) During the third quarter, there was a claim by Ossanna Consulting Group ("Ossanna"). Ossanna has commenced an action in the Illinois courts for breach of contract in the amount of $USD $16,725 plus interest. In the Illinois action, Ossanna improperly named "e-Auction Global Trading Inc., a corporation a/k/a Aucxis f/d/b/a I-Three Inc." as the defendant. Any claim Ossanna has is against the Company.

          Ossanna threatened to move for default judgment in the absence of a defence being filed in the Illinois action. Counsel for Ossanna was informed that it had named the wrong party in the claim and that if it obtained default judgment in the Illinois action, the Company would resist any proceedings in Ontario seeking an order to enforce such a judgment. In light of this, counsel for Ossanna did not proceed with its motion for default judgment.

          Settlement discussions are now underway. With $13,809 previously recorded in the accounts from 1999, the estimated range of potential loss is $USD 4,000 - $5,000.

     f) There is a potential claim by Parody Group Ltd. and Seabreeze Services Ltd. The plaintiffs commenced an action in the Ontario Superior Court of Justice naming e-Auction Global Trading Inc., a Canadian corporation ("e-Auction Canada"), and three other defendants in this claim relating to a loan by the plaintiffs in the amount of $USD 700,000. e-Auction Canada is a non-operating wholly owned subsidiary of Aucxis Corp.

          Counsel for the plaintiffs has been advised that any action the plaintiffs may have is against the Nevada corporation, e-Auction Global Trading Inc., and its successor in name, the Company. If and when a statement of claim is issued naming the Company, it will defend on the basis that the loan by the plaintiffs has been fully repaid in shares of the Company. At this preliminary stage, no evaluation of the success or failure of the plaintiffs' claim against the Company can be made. The potential loss is $USD 700,000 if the plaintiffs succeed in their claim.

     g) Potential Claim by E-Auction Australia PTV Ltd. The Company in 1999 entered into a license arrangement with e-Auction Australia PTV Ltd. ("EAA"). Pursuant to the licensing arrangement, as amended, the Company granted to EAA a license to use, market and sublicense certain of the software of the Company on an exclusive basis in Australia and New Zealand. As consideration for this license, among other things, the Company was issued 50 million ordinary shares of EAA. In September 2000, EAA, by letter, alleged that the Company was in breach of its obligations under the license arrangement, claiming, among other things, that a subsidiary of the Company repudiated the license granted to EAA. EAA has claimed damages for this breach. To date, no lawsuit has yet been officially commenced. The Company has had discussions with EAA about a possible resolution to the matter. The outline of a possible settlement has been reached and the parties are in the process of completing the legal agreements to implement the settlement. While

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)


          not yet finalized, the terms of the proposed settlement is expected to include the Company transferring a substantial part if its shares in EAA to EAA for cancellation, and EAA converting its license rights to certain of the Company's software from an exclusive license to a non-exclusive basis.

     h) The payment is in relation to a settlement reached between Mr. Elbi and the Company regarding the termination of Mr. Elbi's contract with the Company. Mr. Elbi, pursuant to a consulting agreement, provided consulting services to the Company, which contract was subsequently terminated by the Company. Mr. Elbi commenced an action against the Company in the Ontario Superior Court of Justice alleging a breach by the Company of his consulting contract. The original claim was for 169,557.05 Netherlands Guilders. A settlement was agreed to by Mr. Elbi and the Company pursuant to which Mr. Elbi was paid $50,000. The action has now been dismissed.

14   New accounting pronouncements

     SFAS No. 142 - Goodwill and other intangible assets

     Statement of Financial Accounting Standard (SFAS) 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement. SFAS 142 will be applicable for fiscal years beginning after December 15, 2001; however, earlier adoption is permitted for companies with fiscal years beginning on or after March 15, 2001. The effect of applying this new standard would result in no additional amortization of goodwill and acquired core technology charged to the statement of operations for the nine months ending September 30, 2001.

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

Overview

Aucxis Corp. ("Aucxis" or the "Company") was originally incorporated in Nevada on January 8, 1998 under the name Kazari International, Inc. (Kazari). On February 26, 1999, Kazari, e-Auction Global Trading Inc. (Barbados) entered into a share exchange agreement pursuant to which agreement Kazari purchased e-Auction (Barbados) shares on a one for one basis. Kazari had no viable business activities at the time of the share exchange agreement. On June 10, 1999, Kazari amended its name to e-Auction Global Trading Inc. During fiscal year 2000, Aucxis acquired Schelfhout Computer Systemen N.V., Kwatrobox B.V., and I-Three, Inc. On June 12, 2001 the Company amended its charter to change its name to Aucxis Corp.

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

The Company also owns V-Wholesaler B.V. and its wholly owned subsidiary, Kwatrobox B.V. and the subsidiaries of Kwatrobox B.V., 100% of Aucxis Business Solutions ("ABS") (formerly Automatiserngbureau Palm B.V.), 80% of Scoop Software B.V., 100% of Palm Veilingsystemen B.V., 100% of Nieaf Systems B.V. ("Nieaf"). During September 2001, the board of directors determined that Aucxis would not support Kwatrobox or any of its subsidiaries. As a result, Kwatrobox B.V. and it's operating subsidiaries, ABS and Nieaf, filed for voluntary bankruptcy. Under the bankruptcy laws of the Netherlands, a trustee took control of the assets and the operation from the parent company in October 2001. Due to the loss of control the Company has written off the assets and liabilities in the consolidated financials. Nieaf Systems and ABS developed and installed electronic trading systems and application in the perishable commodity market places in the Dutch flower industry.

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

Aucxis is developing e-business services for perishable commodity marketplaces primarily in Europe. In addition, through its subsidiary ATS, Aucxis is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems.

Aucxis' consolidated financial statements are prepared on a going concern basis which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The projected cash flows for the Company are based upon assumptions which include, amongst others, a revenue stream from e-business and the success of future external financing initiatives. Should these projects be delayed then the present working capital would not be sufficient for the Company to continue in the normal course of operations. In recognition of these concerns, management are considering various revenue and cost management alternatives and will need to raise additional cash through external financing activities. It is not possible at this time to predict with any assurance the success of these initiatives.

Highlights of the Quarter

Revenue for the nine months ended September 30, 2001 was $5,571,147 compared to $2,826,077 in the same period in 2000. Revenue for the three months ended
September 30, 2000 was $1,984,138 compared to $887,208 for the similar three month period in 2000.

Increases in revenue were driven by the Company's acquisition of Kwatrobox in November 2000 as well as continued growth in the installation of auction clock systems through ATS. On a proforma basis, if Kwatrobox had been acquired on January 1, 2000, the revenues for the nine months ended September 30, 2000 would have been $5,571,147. ATS derives its revenues from the development and installation of clock systems, cooling installations and associated maintenance contracts for auction halls. Kwatrobox derives its revenues as a provider of electronic auction infrastructure and enterprise resource planning software. However, Kwatrobox was acquired primarily to obtain access to their existing customer base. The interim financial statements disclose the proforma revenues, loss and net assets as if Kwatrobox had been acquired on January 1, 2000.

Selling, general and administrative expense for the nine months ended September 30, 2001 was $6,015,966 as compared to $2,913,4320 for the corresponding six month period in 2000. Selling, general and administrative expense for the three months ending September 30, 2001 was $1,810,747 as compared to $1,581,616 for the corresponding three month period in 2000. The increase is due largely to the acquisitions of Kwatrobox and I-Three during the fourth quarter of 2000. In addition, the Company reduced its number of employees in the second quarter of 2001 by 19 in Toronto and 16 in Amsterdam and by an additional 13 in Toronto in the three months ended September 30, 2001. The costs associated with this downsizing total $275,585 for the nine months ended September 30, 2001, of which $224,902 is for the three months ended September 30, 2001.

Depreciation and amortization for the three months ended September 30, 2001 equals $1,879,505, an increase of over $700,000 from the same nine month period last year. This increase is mainly due to the inclusion of Kwatrobox during fiscal year 2001. Depreciation and amortization are down from the three months ended June 30, 2001 by $172,000, as the goodwill related to the Kwatrobox acquisition was written off due to the voluntary bankruptcy of Kwatrobox and its subsidiaries declared on September 19, 2001 by Nieaf, September 26, 2001 by Aucxis Business Solutions and October 3, 2001 by Kwatrobox. The $3,576,702 write down of goodwill is offset by the write-off of the net assets and liabilities of Kwatrobox of $787,606 for a net write down of approximately $2,789,100 during the three months ended September 30, 2001. The interim financial statements disclose the breakdown of the assets and liabilities written off. The Company decided to discontinue its financial support for the loss making Palm Automatisering (Aucxis Business Solutions) and Nieaf companies, which continued to consume shareholder funds within a business that no longer forms part of Aucxis' refocused business strategy.

Research and development costs were $0 for the three months ended September 30, 2001 as compared to $558,650 ($0 -June 30, 2000) for the three months ended June 30, 2001 and $415,265 ($0-March 31, 2000) for the three months ended March 31, 2001 due in part to temporary suspension of development of the Collateral Management Utility and the discontinuance in May 2001 of the development of PBS Verdeel Pro, a proprietary software application, when the delivery of the second phase of the project was found to be unsatisfactory to the intended customer. There were no further R&D expenses incurred related to the various non-core Tibco based software due to a suspension in development pending a licensing arrangement with Boomboat Inc., a company made up of 11 of the former R&D staff in the Toronto office. The licensing agreement was finalized in August 2001.

The net loss for the three months ended September 30, 2001 (adjusted for the write-down of goodwill and the write-off of net liabilities of Kwatrobox) was $1,379,911 as compared to $1,821,386 for the three months ended September 31, 2000, which was $700,000 lower than the loss reported in the quarter ended June 30, 2001 (adjusted for write-down of acquired workforce and core technology). This improvement in operating costs is attributed to ongoing cost management initiatives. The cost reductions were offset by non-recurring costs related to employee terminations which were higher in the third quarter 2001 by $174,000. Cost in the three months ended September 30, 2001 totaled $224,902, of which $118,000 related to the severance payment for the 11 R&D staff who are now employees of Boomboat Inc. Other severance costs include settlements with certain members of management and associated legal costs.

The three months ended September 30, 2001 also includes $51,200 in gains on settlement of payables, the bulk of the which resulted from a settlement of amounts owed to Electronic Data Systems Limited ("EDS"), a vendor that the Company had partnered with to assist with the roll-out of the e-Finance Hub services. The settlement included the return to EDS of computer equipment with a book value of $276,000 plus a cash payment of $150,000 to satisfy obligations recorded in the books of Aucxis totaling approximately $475,000.

Management is continuing its revenue and cost management initiatives while simultaneously exploring various strategic options for the Company including business combinations and joint ventures with other companies in the perishable goods marketplace. The concentration of development on Aucxis Trading Solutions
(ATS), a wholly owned subsidiary, is justified by the continuing capture of new business and the further consolidation of this company's leadership as the premier supplier of electronic trading systems to perishable agriculture and fish trading world-wide. Aucxis Trading Systems recently announced a contract with CCI de Quimper. The Chamber of Commerce of Quimper administers Audierne, Concarneau, Douarnenez, Le Guilvinec, Lesconil, Loctudy and Saint-Guenole, which are situated at the Brittany's west coast. In 2000 the combined fish supply of these 7 markets exceeded 63,000 tons worth 179,118,600 Euro. ATS has been contracted to modernize the complete sales process of all these markets.

Liquidity and Capital Resources

As at September 30, 2001, the company had cash of $760,000. The projected cash flows from the Company's current operations are not sufficient to finance the Company's working capital requirements over the next 12 months, and accordingly there is substantial doubt as to the ability of the Company to continue as a going concern. During the nine months ended September 30, 2001, cash decreased by $5,445,172. Of this amount of decrease, approximately $4,826,000 was from operations, including $1,22,700 in change in working capital balances. Additional cash outflows were a result of repayment of amounts due to related parties of approximately $820,000, offset by an increase in long-term debt of approximately $149,000. Bank indebtedness for Kwatrobox was estimated to have increased by $220,000 to fund third quarter 2001 operations. Capital expenditures in the three months ended September 30, 2001 were approximately $500,000, offset by dispositions of $305,500.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the third  quarter of 2001,  Parody  Group Ltd.  and  Seabreeze  Services
Ltd.(the "plaintiffs") commenced an action in the Ontario Superior Court of Justice naming e-Auction Global Trading Inc., a Canadian corporation ("e-Auction Canada"), and three other defendants relating to a loan by the plaintiffs in the amount of $700,000. e-Auction Canada (now Aucxis (Canada) Inc.) is a non-operating wholly owned subsidiary of Aucxis Corp. and is not party to the loan. Counsel for the plaintiffs has been so advised. If and when a claim is issued naming the Company, management believes that the Company has good defenses and intends to vigorously contest any such claims.

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

Item 5. Other Information
        -----------------

On August 13, 2001, two members of management of the Company indicated their intention to resign from the company. In accordance with their respective employment agreements, as amended, such members were required to continue to work for the Company for a transition period for such duration as determined by the Company's board of directors not to exceed six months. The board had up to 20 days following the receipt of the notice of intention to resign to determine the applicable transition period by written notice (the "Transition Notice") to the departing member of management. Notice was not given and the members filed a statement of claim against the company for breach of contract in the amount of approximately $298,000. In addition an injunction was filed that effectively froze approximately $387,000 in cash and cash equivalents, based on the claim that the Company was closing the Toronto office and moving the assets to Europe. On September 19, 2001, a settlement was reached whereby the members agreed to accept approximately $21,775 ($67,500 Canadian Dollars) each for their claim. To finalize the settlement, the members and the Company signed full and final mutual releases on October 9, 2001.

The business activities of the Company's subsidiary, I-Three, have been sold to the management and employees of I-Three, who have formed a new company, Boomboat Inc. By agreement, Boomboat shall provide on going information technology support to Aucxis on an "as needed basis". This is to ensure access to support services as and when required without the associated fixed costs. Aucxis retains full ownership of all Intellectual Property ("IP") and is entitled to receive a fee of one percent (1%) of all revenues actually received by Boomboat from the sale of the Boomboat Toolbox Product (developed with the IP) up to and including August 29, 2006. As a result of this shift in the R&D staffing infrastructure, the Toronto-based operations will be reduced to a small head office and operational management will be concentrated in Europe, where the company's main business is based.

During September 2001, the board of directors discontinue its financial support for the loss making Palm Automatisering (Aucxis Business Solutions) and Nieaf companies, which continued to consume shareholder funds within a business that no longer forms part of Aucxis' refocused business strategy. As a result, Kwatrobox B.V. and it's operating subsidiaries, ABS and Nieaf, filed for voluntary bankruptcy. Nieaf filed on September 19, 2001 followed by Aucxis Business Solutions on September 26, 2001 and finally Kwatrobox on October 3, 2001. Under the bankruptcy laws of the Netherlands, a trustee took control of the assets and the operation from the parent company in October 2001. Due to the loss of control the Company has written off the assets and liabilities in the consolidated financials as well as the goodwill related to the Kwatrobox acquisition. The $3,576,702 write down of goodwill is offset by the write-off of the net assets and liabilities of Kwatrobox of $787,606 for a net write down of approximately $2,789,100. The interim financial statements disclose the breakdown of the assets and liabilities written off.

Item 6. Exhibits And Reports On Form 8-K
        --------------------------------

     (a)  Exhibits.

      Exhibit #        Exhibit name
      ---------        ------------

      Exhibit 10.1 Letter Agreement dated August 29, 2001, regarding Registrant's subsidiary, I-Three Inc.

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 19, 2001                Aucxis Corp.
                                        (Registrant)


                                        By:  /s/ Dennis E. Petke
                                             -------------------
                                             Dennis E. Petke,