Form 10QSB/A
period 2001-09-30
AUCXIS CORP
filed 2001-12-24
CIK 1102233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                =================

                                  FORM 10-QSB/A

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

As of December 21, 2001 there were 66,409,415 shares of the Registrant's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one);

Yes......No....X...

              AUCXIS CORP. (FORMERLY E-AUCTION GLOBAL TRADING INC.)

                                  FORM 10-QSB/A

                                      INDEX

PART I.  FINANCIAL INFORMATION                                              Page


Item 1.  Financial Statements                                                F-2

      Consolidated  Balance Sheet at September 30, 2001                      F-2
      (Unaudited) and December 31, 2000

      Consolidated   Statements   of   Operations,   Deficit  and            F-3
      Comprehensive Loss (Unaudited) for the three and nine months ended September 30, 2001 and 2000

      Consolidated  Statements of Cash Flows  (Unaudited) for the
      nine months ended September 30, 2001                                   F-4

      Notes to Consolidated Financial Statements                             F-5

Item 2.  Managements'   Discussion   and  Analysis  of  Financial
         Condition and Results of Operations                                   1

PART II. OTHER INFORMATION                                                     4

Item 1.  Legal Proceedings                                                     4

Item 5:  Other Information                                                     4

Item 6.  Exhibits and Reports on Form 8-K                                      5

Signatures                                                                     5

Aucxis Corp.
Consolidated Balance Statements
(Unaudited)

---------------------------------------------------------------------------------------------------
(expressed in U.S. dollars)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                               September 30,           December 31,
                                                                        2001                   2000
                                                                           $                      $
                                                                  (Unaudited)             (Audited)
Assets

Current assets
Cash and cash equivalents                                             759,997             6,205,169
Accounts receivable                                                 1,210,220             1,600,871
Inventory                                                             405,675               608,537
Prepaid expenses                                                       79,561               121,819
                                                             -----------------------------------------

                                                                    2,455,453             8,536,396
Investment                                                            517,203               514,835
Fixed assets                                                          742,604             1,732,521
Acquired workforce                                                          -               161,351
Acquired core technology                                              459,212             1,226,920
Goodwill                                                            4,266,947             9,239,748
                                                             -----------------------------------------

                                                                    8,441,419            21,411,771
                                                             =========================================
Liabilities

Current liabilities
Bank indebtedness                                                           -               423,432
Accounts payable and accrued liabilities                            1,833,299             2,703,079
Due to related parties                                                375,063               944,728
Deferred revenue                                                      326,999             1,323,874
Current portion of long-term debt                                      45,479               255,571
                                                             -----------------------------------------

                                                                    2,580,340             5,650,684
Due to related parties                                                      -               375,063
Long-term debt                                                        227,397               392,718
Non-controlling interest                                                    -                 3,742
                                                             -----------------------------------------

                                                                    2,808,237             6,422,207
                                                             -----------------------------------------

Mandatorily redeemable shares of common stock                       4,574,364             4,574,364
                                                             -----------------------------------------

Shareholders' Equity

Share capital
62,714,551 (December 31, 2000 - 62,714,551) shares of
common stock - $0.001 par value                                         62,715                62,715
Additional paid-in capital                                          19,359,767            18,735,673
Accumulated other comprehensive loss                                   (43,004)             (124,822)
Deficit                                                            (18,320,660)           (8,258,366)
                                                              -----------------------------------------

                                                                     1,058,819            10,415,200
                                                              -----------------------------------------

                                                                     8,441,418            21,411,771
                                                              =========================================

Contingencies (note 14)

Going concern (note 1)

   The accompanying notes form an integral part of these financial statements.

Aucxis Corp.
Consolidated Statements of Operations, Deficit and Comprehensive Loss
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                   Three months ended September 30,          Nine months ended September 30,
                                               ---------------------------------------  ---------------------------------------

                                                           2001                2000                 2001                2000
                                                              $                   $                    $                   $
Revenue                                               2,173,375             877,208            5,760,384           2,826,077

Cost of goods sold                                    1,034,925             503,196            2,780,278           1,785,247
                                               --------------------------------------------------------------------------------

                                                      1,138,450             374,012            2,980,106           1,040,830
                                               --------------------------------------------------------------------------------

Expenses
Selling, general and administrative                   1,682,992           1,581,616            5,889,736           2,913,430
Depreciation and amortization                           480,794             402,458            1,873,227           1,161,825
Research and development costs                                -                   -              972,390                   -
Write-down of acquired workforce, core
      technology and goodwill                         3,576,702                   -            4,383,378                   -
                                               --------------------------------------------------------------------------------

                                                      5,740,488           1,984,074           13,118,731           4,075,255
                                               --------------------------------------------------------------------------------

Loss before the undernoted                           (4,602,038)         (1,610,062)         (10,138,624)         (3,034,425)

Share of income (loss) of equity investment             (87,676)            (34,065)               2,372            (172,843)

Interest income                                          14,080             113,812              135,728             148,447
                                               --------------------------------------------------------------------------------

Loss before income taxes and
non-controlling interest                             (4,675,634)         (1,530,315)         (10,000,525)         (3,058,821)

Income tax recovery (expense)                           (64,469)            (56,571)             (59,979)            (68,763)

Non-controlling interest                                    904                   -               (1,790)                  -
                                               --------------------------------------------------------------------------------

Loss for the period                                  (4,739,199)         (1,586,886)         (10,062,294)         (3,127,584)

Accretion of mandatorily redeemable
    common stock to redemption value                          -            (234,500)                   -            (703,500)
                                               --------------------------------------------------------------------------------

Loss available to common shareholders                (4,739,199)         (1,821,386)         (10,062,294)         (3,831,084)

Deficit - Beginning of period                       (13,581,461)         (4,664,130)          (8,258,366)         (2,654,432)
                                               --------------------------------------------------------------------------------

Deficit - End of period                             (18,320,660)         (6,485,516)         (18,320,660)         (6,485,516)
                                               ================================================================================

Basic and diluted loss per share                          (0.08)              (0.03)               (0.16)              (0.06)
                                               ================================================================================

Loss for the period                                  (4,739,199)         (1,586,886)         (10,062,294)         (3,127,584)

Foreign currency translation adjustments
and other comprehensive income (loss)                   (76,417)             65,485               81,818              65,485
                                               --------------------------------------------------------------------------------

Comprehensive loss                                   (4,815,616 )        (1,521,401)          (9,980,476)         (3,062,099)
                                               ================================================================================

Shares used in computing basic loss and
    fully diluted earnings per share                 62,714,551          61,509,551           62,714,551          58,199,487


Going concern (note 1)

   The accompanying notes form an integral part of these financial statements.

Aucxis Corp.
Consolidated Statement of Cash Flows
(Unaudited)
For the nine months ended September 30, 2001


----------------------------------------------------------------------------------------------------------------------------
(expressed in U.S. dollars)

                                                                                                 2001                   2000
                                                                                                    $                      $
Cash provided by (used in)
Operating activities
Loss for the period                                                                        (10,047,294)           (3,127,584)
Add: Items not affecting cash
      Foreign exchange                                                                         (40,426)                    -
      Depreciation and amortization                                                          1,873,227             1,161,825
      Write-down of acquired workforce, core technology and goodwill                         4,383,378                     -
      Loss on disposal of fixed assets                                                          27,562                     -
      Stock-based compensation                                                                   4,795                     -
      Non-controlling interest                                                                   1,790                     -
      Share of (income) loss of equity investment                                               (2,372)              172,843
Net change in non-cash working capital                                                        (635,236)             (384,648)
                                                                                      -----------------------------------------

                                                                                            (4,434,576)           (2,177,564)
                                                                                      -----------------------------------------

Financing activities
Bank indebtedness                                                                              (76,857)                    -
Due to related parties                                                                        (820,214)             (266,140)
Issuance of share capital                                                                            -             9,876,217
Long-term debt                                                                                 104,740               228,459
                                                                                      -----------------------------------------

                                                                                              (792,331)            9,838,536
                                                                                      -----------------------------------------

Investing activities
Purchase of fixed assets                                                                      (500,993)             (296,898)
Cash effect of dilution gain                                                                   304,040                     -
Purchase of businesses - net of cash acquired                                                        -            (3,000,000)
Deposits                                                                                             -            (1,071,793)
                                                                                      -----------------------------------------

                                                                                              (196,953)           (4,368,691)
                                                                                      -----------------------------------------

Increase (decrease) in cash and cash equivalents during the period                          (5,423,860)            3,292,281

Effect of foreign exchange on cash and cash equivalents                                        (21,312)               47,124

Cash and cash equivalents - Beginning of period                                              6,205,169             4,179,394
                                                                                      -----------------------------------------

Cash and cash equivalents - End of period                                                      759,997             7,518,799
                                                                                      =========================================
Going concern (note 1)


   The accompanying notes form an integral part of these financial statements.

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

1    Nature of business and going concern

     e-Auction Global Trading Inc. changed its name to Aucxis Corp. (the Company) in June 2001.

      The Company is currently developing e-business services for perishable commodity marketplaces primarily in Europe. In addition, through its subsidiary, Aucxis Trading Solutions N.V. (ATS) (formerly Schelfhout Computer Systemen N.V.), the Company is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems.


     These financial statements are prepared on a going concern basis, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a loss of $10,062,294 for the nine months ended September 30, 2001 (2000 - $3,127,584) and reported a deficit of $18,305,660 at September 30, 2001 (2000 - $6,485,516). In addition, projected cash flows from the Company's current operations are not sufficient to finance the Company's working capital requirements over the next 12 months. These circumstances lend significant doubt to the ability of the Company to continue as a going concern.

     In recognition of these concerns, the Company decided to discontinue its financial support for the loss making Palm Automatisering (Aucxis Business Solutions) and Nieaf companies, which continued to consume shareholder funds within a business that no longer forms part of Aucxis' refocused business strategy. As a result, Kwatrobox B.V. (Kwatrobox) and its operating subsidiaries, Aucxis Business Solutions and Nieaf Systems, B.V, filed for bankruptcy. Under the bankruptcy laws of the Netherlands, a trustee took control of the Kwatrobox and its subsidiaries in October 2001. Furthermore, management is considering various revenue and cost management alternatives and is examining a variety of options to raise additional financing, including but not limited to, consideration of merging operations with another company. It is not possible at this time to predict with any assurance the success of these initiatives.

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

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

2    Amended financial statements

     The Company has amended the financial statements for the third quarter ended September 30, 2001, previously filed on November 19, 2001. These financial statements have been amended to correct amounts reported in respect of Kwatrobox. Amendments did not affect the balance sheet at December 31, 2001. The following table summarizes the amendments.


                                                Pre-amendment                                     As amended
                                Three months ended      Nine months ended         Three months ended       Nine months ended

                                              September 30, 2001                              September 30, 2001
                                ------------------------------------------------------------------------------------------------
    Revenue                            1,984,138               5,571,147               2,173,375                5,760,384

    Loss before undernoted            (4,821,534)            (10,358,120)             (4,602,038)             (10,138,624)

    Loss for the period               (4,169,006)             (9,492,100)             (4,739,199)             (10,062,294)

    Loss available to                 (4,169,006)             (9,492,100)             (4,739,199)             (10,062,294)
    Common shareholders


3   Unaudited interim financial statements

     The unaudited consolidated balance sheet as at September 30, 2001, the unaudited consolidated statements of operations, deficit and comprehensive loss for the three months and nine months ended September 30, 2001 and 2000 and the consolidated statement of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared, in the opinion of management, on the same basis as the audited consolidated financial statements as at December 31, 2000, and include all adjustments necessary for the fair statement of the results of the interim periods. All adjustments reflected in the consolidated financial statements are of a normal recurring nature except for the dilution gain explained in note 5. The data disclosed in the notes to the consolidated financial statements for this period is also unaudited. These financial statements do not include all of the information and disclosures required for annual financial statements, and the results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the annual audited financial statements of Aucxis Corp. for the year ended December 31, 2000.

4    Significant accounting policies

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

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

     Consolidation

     The accounts of Kwatrobox from July 1, 2001 to October 2, 2001, the date of loss of control due to its bankruptcy, are included in the Company's consolidated statements of operations and cash flows for the three months and nine months ended September 30, 2001. The accounts of Kwatrobox as at September 30, 2001 have not been consolidated, rather they have been carried at a net investment amount of nil.

5    Impairment of assets and dilution gain

     During the second quarter of fiscal 2001, it was determined that the acquired workforce and acquired core technology resulting from the acquisition of I-Three Inc. would be terminated and abandoned respectively. The third quarter of fiscal 2001, the Company decided to discontinue its financial support for the loss making Palm Automatisering (Aucxis Business Solutions) and Nieaf companies, and these subsidiaries, as well as Kwatrobox B.V., subsequently filed for bankruptcy (note 1). As a result, the related goodwill arising from the acquisition of Kwatrobox has been written off in the third quarter of fiscal 2001.

     Goodwill, acquired workforce and core technology, related to I-Three and Kwatrobox, previously carried on the Company's balance sheet, have been written off. The related costs recorded are as follows:

           Write-off of goodwill (Kwatrobox)                        $ 3,576,702
           Write-off of acquired workforce (I-Three Inc.)               161,335
           Write-off of core technology (I-Three Inc.)                  645,341
                                                                    ------------

           Impairment of assets recorded in operating expenses      $ 4,383,378
                                                                    ===========

     The assets and liabilities of Kwatrobox have been written off as follows:

           Working capital balances - assets                        $  (395,741)

           Fixed assets                                                (647,677)
           Non-controlling interest                                       1,796
           Working capital balances - liabilities                     1,028,219
           Long term debt                                               328,662
                                                                    -----------

           Non-cash portion of net liability write-off                  315,259
           Cash in bank accounts                                        (26,913)
           Bank overdraft                                               330,953
                                                                    -----------
           Cash portion of net liability write-off                      304,040
                                                                    -----------

           Dilution gain, charged to additional paid in capital       $ 619,299
                                                                    ===========

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

6    Pro forma results

     The Company acquired Kwatrobox B.V. and I-Three Inc. in the fourth quarter of 2000.

     The following table sets forth the pro forma consolidated results for the nine months ended September 30, 200 and net assets at September 30, 2000 as if Kwatrobox B.V. and I-Three Inc. had been acquired on January 1, 2000:

                                                                          2000
                                                                             $

           Revenue                                                    6,193,054
           Loss                                                      (4,717,880)
           Loss per share                                                 (0.08)
           Net assets                                                10,194,734

7    Share capital

     Authorized
           250,000,000 shares of common stock with a par value of $0.001

                                                                                              Additional
                                                                                                 paid-in
                                                             Number           Amount             capital               Total
                                                          of shares                $                   $                   $

      Balance - December 31, 1999                        39,820,000            39,820            (39,819)                  1
      Issued shares of common stock (i)                   7,625,916             7,626          3,657,799           3,665,425
      Issued on exchange of warrants (i)                  8,965,899             8,966          4,300,528           4,309,494
      Issued as commission (i)                              327,878               328            157,268             157,596
      Issued as a financing fee (ii)                        197,219               197            999,803           1,000,000
      Acquisition of Kwatrobox B.V.                       1,250,000             1,250          1,308,750           1,310,000
      Private placement (iii)                             4,072,639             4,073          7,410,927           7,415,000
      Acquisition of I-Three Inc.                           455,000               455            217,945             218,400
      Dilution gain                                               -                 -            708,003             708,003
      Stock-based compensation expense                            -                 -             14,469              14,469
                                                      ----------------------------------------------------------------------

      Balance - December 31, 2000                        62,714,551            62,715         18,735,673          18,798,388
      Stock-based compensation (iv)                               -                 -              4,795               4,795
      Dilution gain (note 5)                                      -                 -            619,296             619,296
                                                      ----------------------------------------------------------------------

      Balance - September 30, 2001                       62,714,551            62,715         19,359,764          19,422,479
                                                      ======================================================================

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

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

     ii) In consideration for a loan of $1,000,000 provided on August 13, 1999 by Millennium Advisors Inc. to the Company, Millennium Advisors Inc. received 197,219 shares of common stock of the Company with a fair value of $1,000,000 as a financing and interest fee. These shares were issued in January 2000.

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

                                                     Options for       Weighted average
                                                       shares of         exercise price
                                                          common              per share
                                                           stock                      $

           Balance - December 31, 1999                  4,300,000                  0.90
           Expired or cancelled                          (845,000)                (0.01)
           Expired or cancelled                        (3,050,000)                (0.85)
           Expired or cancelled                          (250,000)                (5.00)
           Issued - December 30, 2000                   8,058,000                  0.35
                                                        ---------

           Balance - December 31, 2000                  8,213,000                  0.34
           Expired or forfeited                        (2,425,000)                (0.35)
                                                        ---------

           Balance - September 30, 2001                 5,788,000                  0.34
                                                        =========

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

8    Change in non-cash working capital

                                                                                      Nine months ended
                                                                                          September 30,
                                                                 -----------------------------------------

                                                                            2001                   2000
                                                                               $                      $
     Accounts receivable                                                  107,799              (468,688)
     Inventory                                                            (58,339)               67,228
     Prepaid expenses                                                     (14,215)              (20,267)
     Accounts payable and accrued liabilities                             274,879               128,328
     Deferred revenue                                                    (945,360)              (91,249)
                                                                 -----------------------------------------

                                                                         (635,236)             (384,648)
                                                                 =========================================

9    Segmented information

     The Company has one operating segment, being the installation of auction clocks and cooling systems, and related software for auctions.

     Geographic information

                                                                                      Nine months ended
                                                                                          September 30,
                                                                 -----------------------------------------

                                                                             2001                  2000
                                                                                $                     $
     Revenue
          Canada                                                           76,053                     -
          Belgium                                                       2,768,005             2,826,077
          Netherlands                                                   2,916,326                     -
                                                                 -----------------------------------------

                                                                        5,760,384             2,826,077
                                                                 =========================================

                                                                    September 30,          December 31,
                                                                             2001                  2001
                                                                                $                     $
      Long-lived assets
           Canada                                                         371,492             1,147,883
           Belgium                                                      5,097,271             7,658,629
           Netherlands                                                          -             3,554,029
                                                                 -----------------------------------------

                                                                        5,468,763            12,360,541
                                                                 =========================================

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

10   Employee termination costs

     As a result of cost saving measures, the Company terminated 35 employees in the six months ended June 30, 2001 (termination costs - $50,683) and an additional 13 in the three-month period ending September 30, 2001 (termination costs - $224,902). The total cost of these terminations was $275,585 including legal expenses.

11   Loss per common share

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

12   Supplemental non-cash information

     During the nine months ended September 30, 2000, the Company issued 3,636,364 shares of mandatorily redeemable common stock with a fair value of $3,636,364 in connection with the acquisition of Schelfhout Computer Systemen N.V.

     In January 2000, the Company issued 197,219 shares of common stock with a fair value of $1,000,000 to Millennium Advisors Inc. as payment of a financing and interest fee.

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

13   Comparative figures

     Certain comparative figures have been reclassified to conform to the current period presentation.

Aucxis Corp.
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

14   Contingencies

     a) A competitor of ATS has filed three claims totalling approximately $150,000 (FRF1,000,000) against ATS during 2000 claiming that the ATS inappropriately used that competitor's equipment. At present, there is insufficient information available to ascertain the likelihood of these claims being successful. Accordingly, no recognition of this contingent loss has been made.

     b) Certain customers have filed claims totalling $70,000 against the Company for alleged failure to deliver product in accordance with an agreement. Management believe that these allegations are without merit, and accordingly no recognition of this contingent loss has been made. The ultimate outcome of these claims cannot be determined at this time.

     c) During the second quarter of fiscal 2001, certain shareholders of the Company requested that a subsidiary of the Company repurchase 454,545 of their Aucxis Corp. shares at $1.65 per share for an aggregate amount of $750,000, citing the terms of an agreement with a subsidiary of the Company. To date the subsidiary has not repurchased the shares and these shareholders plan to take the matter to arbitration. At present, there is insufficient information available to ascertain the outcome of any such arbitration process.

     d) Two parties have named a subsidiary of the Company, along with three other parties, in an action to recover amounts related to a loan from the two parties, of $700,000.

          Counsel for the plaintiffs has been advised that any action the plaintiffs may have is against the Nevada corporation, e-Auction Global Trading Inc., and its successor in name, the Company, rather than the subsidiary of the Company. If and when a statement of claim is issued naming the Company, it will defend on the basis that the loan by the plaintiffs has been fully repaid in shares of the Company. At this preliminary stage, no evaluation of the success or failure of the plaintiffs' claim against the Company can be made. Potential losses from this claim are $700,000, which has not been accrued.

15   New accounting pronouncements

     SFAS No. 142 - Goodwill and other intangible assets

     Statement of Financial Accounting Standard (SFAS) 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement. SFAS 142 will be applicable for fiscal years beginning after December 15, 2001; however, earlier adoption is permitted for companies with fiscal years beginning on or after March 15, 2001. The effect of applying this new standard would result in no additional amortization of goodwill charged to the statement of operations for the nine months ending September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

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

Amended financial statements

The Company has amended the financial statements for the third quarter ended September 30, 2001, previously filed on November 19, 2001. The financial statements have been amended to correct amounts reported in respect of Kwatrobox B.V. As a result this 10QSB filing has been amended accordingly.

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

Aucxis currently has a wholly owned subsidiary, e-Auction (Barbados), which in turn has one wholly owned subsidiary, Aucxis Corp. (Canada). The Company also owns Aucxis Corp. (Belgium), directly, which in turn has one wholly owned subsidiary, Aucxis Trading Solutions NV ("ATS") (formerly Schelfhout Computer Systemen N.V.), a Belgium company. ATS has a 40% ownership interest in SDL Invest N.V. The financial statements also include the Company's 48.2% investment in Aucxis Limited. (Australia) (formerly Hunter Capital Limited), accounted for by the equity method.

The Company also owns V-Wholesaler B.V. and its wholly owned subsidiary, Kwatrobox B.V. and the subsidiaries of Kwatrobox B.V., 100% of Aucxis Business Solutions ("ABS") (formerly Automatiserngbureau Palm B.V.), 80% of Scoop Software B.V., 100% of Palm Veilingsystemen B.V., 100% of Nieaf Systems B.V. ("Nieaf"). During September 2001, the board of directors determined that Aucxis would not support Kwatrobox or any of its subsidiaries. As a result, Kwatrobox B.V. and it's operating subsidiaries, ABS and Nieaf, filed for voluntary bankruptcy. Under the bankruptcy laws of the Netherlands, a trustee took of Kwatrobox and its subsidiaries in October 2001. Due to the loss of control the Company has written off the assets and liabilities in the consolidated financials. Nieaf and ABS developed and installed electronic trading systems and applications in the perishable commodity market places in the Dutch flower industry.

ATS (formerly Schelfhout) is a solutions provider for perishable commodity (fish, flower, fruits and vegetables) auction houses. Over the past 17 years ATS has developed trading systems for numerous selling organizations all over the world. Through ATS, the Company has the potential to access electronic trading hubs representing billions of dollars in annual turnover, including European trade of more than USD$7 billion. ATS delivers the tools to bring together supply and demand under optimum conditions and thus create a better market situation. ATS has focused on two market sectors: (i) the computerization of auctions and (ii) automation for the preservation of perishable products. As an ancillary to the auction system, a modular graphic display panel was developed by ATS in 1992 and added to the product range.

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

Highlights of the Quarter

Revenue for the nine months ended September 30, 2001 was $5,760,384 compared to $2,826,077 in the same period in 2000. Revenue for the three months ended
September 30, 2001 was $2,173,375 compared to $877,208 for the similar three month period in 2000.

Increases in revenue were driven by the Company's acquisition of Kwatrobox in November 2000 as well as continued growth in the installation of auction clock systems through ATS. On a proforma basis, if Kwatrobox had been acquired on January 1, 2000, the revenues for the nine months ended September 30, 2000 would have been $6,193,054. ATS derives its revenues from the development and installation of clock systems, cooling installations and associated maintenance contracts for auction halls. Kwatrobox derived its revenues as a provider of electronic auction infrastructure and enterprise resource planning software. However, Kwatrobox was acquired primarily to obtain access to their existing customer base. The interim financial statements disclose the proforma revenues, loss and net assets as if Kwatrobox had been acquired on January 1, 2000.

Selling, general and administrative expenses for the nine months ended September 30, 2001 were $5,889,736 as compared to $2,913,430 for the corresponding nine month period in 2000. Selling, general and administrative expenses for the three months ending September 30, 2001 were $1,682,992 as compared to $1,581,616 for the corresponding three month period in 2000. The increase is due largely to the acquisitions of Kwatrobox and I-Three during the fourth quarter of 2000. In addition, the Company reduced its number of employees in the second quarter of 2001 by 19 in Toronto and 16 in Amsterdam and by an additional 13 in Toronto in the three months ended September 30, 2001. The costs associated with this downsizing total $275,585 for the nine months ended September 30, 2001, of which $224,902 is for the three months ended September 30, 2001. Severance costs in the three months ended September 30, 2001 totalled $224,902, of which $118,000 related to the severance payment for the 11 R&D staff who are now employees of Boomboat Inc. Other severance costs include settlements with certain members of management and associated legal costs.

Depreciation and amortization for the nine months ended September 30, 2001 equals $1,873,227, an increase of over $700,000 from the same nine month period last year. This increase is mainly due to the inclusion of Kwatrobox during fiscal year 2001. This was due to the goodwill related to the Kwatrobox acquisition being written off as a result of the bankruptcy of Kwatrobox and its subsidiaries, declared on September 19, 2001 by Nieaf, September 26, 2001 by Aucxis Business Solutions and October 3, 2001 by Kwatrobox. The interim financial statements disclose the breakdown of the assets and liabilities written off. The Company decided to discontinue its financial support for the loss making Palm Automatisering (Aucxis Business

Solutions) and Nieaf companies, which continued to consume shareholder funds within a business that no longer forms part of Aucxis' refocused business strategy.

Research and development costs were $972,390 for the nine months ended September 30, 2001 as compared to $0 for the nine months ended September 30, 2001. Analysis of Research and development costs for the past three quarters reveals $0 for the three months ended September 30, 2001 as compared to $558,650 for the three months ended June 30, 2001 and $415,265 for the three months ended March 31, 2001 due in part to the temporary suspension of development of the Collateral Management Utility and the discontinuance in May 2001 of the development of PBS Verdeel Pro, a proprietary software application, when the delivery of the second phase of the project was found to be unsatisfactory to the intended customer. There were no further R&D expenses incurred related to the various non-core Tibco based software due to a suspension in development pending a licensing arrangement with Boomboat Inc., a company made up of 11 of the former R&D staff in the Toronto office. The licensing agreement was finalized in August 2001.

The net loss for the nine months ended September 30, 2001 was $10,062,294 as compared to $3,127,584 for the same period in 2000. The net loss for the three months ended September 30, 2001 was $4,739,199 as compared to $1,586,886 for the same period in 2000. The increase is due largely to the acquisitions of Kwatrobox and I-Three during the fourth quarter of 2000. The three months ended September 30, 2001 also includes $51,200 of gains resulting from settling a payable amount for less than book value. Settlement of some payables included exchanging certain fixed assets with a book value of approximately $276,000, for certain accounts payable.

Management is continuing its revenue and cost management initiatives while simultaneously exploring various strategic options for the Company including business combinations and joint ventures with other companies in the perishable goods marketplace. The concentration of development on Aucxis Trading Solutions
(ATS), a wholly owned subsidiary, is justified by the continuing capture of new business and the further consolidation of ATSs' leadership as the premier supplier of electronic trading systems to perishable agriculture and fish trading world-wide. ATS recently announced a contract with CCI de Quimper. The Chamber of Commerce of Quimper administers Audierne, Concarneau, Douarnenez, Le Guilvinec, Lesconil, Loctudy and Saint-Guenole, which are situated at the west coast of Brittany. In 2000, the combined fish supply of these seven markets exceeded 63,000 tons, worth 179,118,600 Euro. ATS has been contracted to modernize the complete sales process of all these markets.

Liquidity and Capital Resources

As at September 30, 2001, the company had cash of $760,000. The projected cash flows from the Company's current operations are not sufficient to finance the Company's working capital requirements over the next 12 months, and accordingly there is substantial doubt as to the ability of the Company to continue as a going concern. In recognition of these concerns, management is considering various revenue and cost management alternatives and is examining a variety of options to raise additional financing, including but not limited to, consideration of merging operations with another company. It is not possible at this time to predict with any assurance the success of these initiatives. During the nine months ended September 30, 2001, cash decreased by $5,423,860. Of this amount of decrease, approximately $4,435,000 was from operations, including $635,236 resulting from a change in working capital balances. Additional cash outflows were a result of repayment of amounts due to related parties of approximately $820,000 and reductions in long-term debt of approximately
$105,000. An additional decrease in cash of $200,000 resulted from capital expenditures in the six months ended September 30, 2001 of approximately $500,000, offset by the cash effect of the dilution gain on the disposition of Kwatrobox amounting to $305,500.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings
             -----------------

A competitor of ATS has filed three claims totalling approximately $150,000 (FRF1,000,000) against ATS during 2000 claiming that the ATS inappropriately used that competitor's equipment. At present, there is insufficient information available to ascertain the likelihood of these claims being successful.

Certain customers of a subsidiary have filed claims totalling $70,000 against the subsidiary Company for alleged failure to deliver product in accordance with an agreement. At present, there is insufficient information available to ascertain the likelihood of these claims being successful.

During the second quarter of fiscal 2001, certain shareholders of the Company have requested that a subsidiary of the Company repurchase 454,545 of their Aucxis Corp. shares at $1.65 per share for an aggregate amount of $750,000, citing the terms of an agreement with a subsidiary of the Company. To date the subsidiary has not repurchased the shares and these shareholders plan to take the matter to arbitration. At present, there is insufficient information available to ascertain the outcome of any such arbitration process.

On August 31, 2001, Parody Group Ltd. and Seabreeze Services Ltd.(the "plaintiffs") commenced an action in the Ontario Superior Court of Justice naming e-Auction Global Trading Inc., a Canadian corporation ("e-Auction Canada"), and three other defendants relating to a loan by the plaintiffs in the amount of $700,000. e-Auction Canada (now Aucxis (Canada) Inc.) is a non-operating wholly owned subsidiary of Aucxis Corp. Counsel for the plaintiffs has been advised that any action the plaintiffs may have is against the Nevada corporation, e-Auction Global Trading Inc., and its successor in name, the Company. The Company has not yet received any additional communication to date. If and when a statement of claim is issued naming the Company, management believes that the Company has a good defense and intends to vigorously contest the claims asserted against it.

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

Item 5.      Other Information
             -----------------

On August 13, 2001, two members of management of the Company indicated their intention to resign from the company. In accordance with their respective employment agreements, as amended, such members were required to continue to work for the Company for a transition period for such duration as determined by the Company's board of directors not to exceed six months. The board had up to 20 days following the receipt of the notice of intention to resign to determine the applicable transition period by written notice (the "Transition Notice") to the departing member of management. Prior to the delivery of the notice, the members filed a statement of claim against the company for breach of contract in the amount of approximately $298,000. In addition, an injunction was filed that effectively froze approximately $387,000 in cash and cash equivalents, based on the claim that the Company was closing the Toronto office and moving the assets to Europe. On September 19, 2001, a settlement was reached whereby the members agreed to accept $21,775 ($33,969 Canadian Dollars) each for their claim. To finalize the settlement, the members and the Company signed full and final mutual releases on October 9, 2001.

Certain assets of I-Three, with a net book value of approximately $48,000, have been sold to the former management and employees of I-Three, who have formed a new company, Boomboat Inc.(Boomboat). Boomboat has agreed to provide information technology support to Aucxis upon request of Aucxis. This is to ensure access to support services as and when required without the associated fixed costs. Aucxis is entitled to receive a fee of one percent (1%) of all revenues received by Boomboat from the sale of the Boomboat Toolbox Product, which is a product developed from technology owned by Aucxis, up to and including August 29, 2006. No such royalty revenue has been earned by the Company at September 30, 2001. With the sale of this infrastructure and the termination of the I-Three staff, the Toronto-based operations will be reduced to a small head office. Operational management will be concentrated in Europe, where the company's main business is based.

During September 2001, the Company decided to discontinue its financial support for the loss making Palm Automatisering (Aucxis Business Solutions) and Nieaf companies, which continued to consume shareholder funds within a business that no longer forms part of Aucxis' refocused business strategy. As a result, Kwatrobox B.V. and its operating subsidiaries, ABS and Nieaf, filed for voluntary bankruptcy. Nieaf filed on September 19, 2001 followed by ABS on September 26, 2001 and finally Kwatrobox on October 3, 2001. Under the bankruptcy laws of the Netherlands, a trustee took control of the assets and the operation from the parent company in October 2001. Due to the loss of control, the Company has written off the assets and liabilities in the consolidated financials as well as the goodwill related to the Kwatrobox acquisition. The goodwill written of was $3,576,702. The interim financial statements disclose the breakdown of the assets and liabilities written off.

Item 6.      Exhibits And Reports On Form 8-K
             --------------------------------

        (a)  Exhibits.

      Exhibit #        Exhibit name
      ---------        ------------

      Exhibit 10.1 Letter Agreement dated August 29, 2001 between Registrant's subsidiary I-Three Inc. and Boomboat (filed as Exhibit 10.1 to the Company's Report on Form 10-QSB for the quarter ended September 30, 2001)

        (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 21, 2001                     Aucxis Corp.
                                             (Registrant)


                                             By: /s/ Dennis E. Petke
                                                 -------------------------------
                                                 Dennis E. Petke,
                                                 Chief Financial Officer
                                                 (duly authorized officer)