Form 10KSB
period 2001-12-31
AUCXIS CORP
filed 2002-04-16
CIK 1102233

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number __________

                                  AUCXIS CORP.
         --------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                          n/a
--------------------------------------     -------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 220 KING STREET WEST, SUITE 200                           M5H 1K4
     TORONTO, ONTARIO CANADA
--------------------------------------     -------------------------------------
(Address of principal executive offices)                  (Zip Code)

                         e-Auction Global Trading, Inc.
                         ------------------------------
   (Former Name, Address and Former Fiscal Year, if Changed Since Last Report)
--------------------------------------------------------------------------------

Issuer's telephone number, including area code:     416-214-1587

Securities registered under Section 12(b) of the Exchange Act: COMMON STOCK, $.001 PAR VALUE

Securities registered under Section 12(g) of the Exchange Act: _______

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended December 31, 2001 were $ 7,442,479. The aggregate market value as at April 12, 2002 of the common stock of the issuer, its only class of voting stock, held by non-affiliates was approximately U.S. $1,265,652 calculated on the basis of the price of the last trade of the issuer's common stock, as reported by the OTC Bulletin Board on April 12, 2002. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

     The number of shares outstanding of the issuer's common stock as at April 12, 2002 was 66,409,415.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format   Yes [  ]   No  [X]

                              CAUTIONARY STATEMENT

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR'' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, including, without limitation, statements contained under the captions "Item 1. Description of Business" and "Item 6. Plan of Operation," and such other statements, except historical facts, regarding the Company's financial position, business strategy and plans of management for future operations are "forward looking statements" within the meaning within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which include, but are not limited to, words such as ``expect,'' "believe, "anticipate,'' "estimate," "plan," "project," "strategy" and ``intend'' are based on management's beliefs and assumptions, and on information currently available to management and involve certain known and unknown risks, uncertainties and other factors which may cause these statements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include, among others, the Company's ability to finance its operations and the ability to obtain such financing, uncertainties relating to the integration of acquired businesses and operations, the Company's ability to successfully implement its business plan; potential fluctuations in financial results, dependence on product development, rapid technological and market change, failure to complete the manufacture of products on schedule and on budget, uncertainties relating to business and economic conditions in markets in which the Company operates or which relate to customer plans and commitments; dependence on intellectual property rights; the competitive environment in which the Company operates and such other risks as detailed from time to time in the Company's periodic reports filed with the United States Securities and Exchange Commission and other regulatory authorities.

                                     PART I
                                     ------

ITEM 1.    DESCRIPTION OF BUSINESS
           -----------------------

GENERAL

     The Company was originally incorporated in the State of Nevada on January 8, 1998 under the name "Kazari International, Inc." On February 26, 1999, we purchased all of the outstanding shares of common stock of e-Auction Global Trading Inc. (Barbados). Pursuant to the terms of the stock exchange agreement, we issued to the 11 shareholders of e-Auction (Barbados), on a one for one exchange basis, thirty-four million five hundred thousand (34,500,000) shares of our common stock. We had no viable business activities at the time of the exchange agreement.

On June 10, 1999, Kazari amended its articles of incorporation to change its name from "Kazari International, Inc." to "e-Auction Global Trading Inc." and increased the number of authorized shares of our common stock from forty million (40,000,000) shares to two hundred and fifty million (250,000,000) shares of common stock, par value $.001 per share. During fiscal year 2000, Aucxis acquired Schelfhout Computer Systemen N.V., Kwatrobox B.V., and I-Three, Inc. On June 12, 2001 the Company amended its charter to change its name to Aucxis Corp. ("Aucxis" or "the Company").

     We currently own the following subsidiaries:

     o a 100% ownership interest in e-Auction Global Trading Inc. (Barbados), which in turn has a wholly owned subsidiary, Aucxis Corp. (Canada). Prior to May 11, 2000, this subsidiary was known as e-Auction Global Trading Inc. (Canada).

     o a 100% ownership interest in Aucxis Corp. (Belgium) N.V., which in turn has a wholly owned subsidiary, Aucxis Trading Solutions, N.V. Aucxis Trading Solutions N.V. has a further 33.3.% interest in ATS Holland formed in partnership with two of the largest flower auctions. Prior to May 12, 2000, this subsidiary was known as e-Auction Belgium N.V.

     o a 40% ownership interest in SDL Invest N.V. a new legal entity formed March 22, 2000, in which we made a contribution in kind of certain real property and liabilities. In connection with the formation of SDL Invest N.V., we granted an option to Luc Schelfhout and Hilde De Laet to purchase the shares of SDL Invest N.V. for a nominal price equal to the book value.

     o a 48.2% ownership interest in Aucxis Ltd., a publicly traded company on the Australian Stock Exchange under the symbol AXL.

BUSINESS STRATEGY

     1- Aucxis seeks to expand its dominance in perishable auction solutions geographically.

          Aucxis Corp., through its subsidiary Aucxis Trading Solutions (ATS), is committed to expand geographically from its dominance in the provision of electronic systems to European auctions. To this end, ATS to date has entered new geographic regions with auction solutions being supplied in China, Australia, Tanzania, South Africa, Kenya, Brazil, and USA. Some of these new markets are only now growing from more traditional open outcry methods to incorporate modern solutions of electronic actions. It is the intention of the business to replicate its dominant market position in Europe in these fast expanding new markets.

     2- Aucxis seeks to extend the range and scope of complimentary systems to its electronic auctions through merger and alliance in order to offer customers business solutions that enable them to meet changing market requirements.

          As a global leader in electronic solutions for perishable commodity markets, Aucxis is well situated to take up business opportunities created by the need for traceability of foods within the supply chain. The EU Regulation on the General Principles and Requirements of Food Law, which will come into full force January 1, 2005 and is expected to be the lead piece of legislation protecting food quality, defines traceability in Article 3 as follows: "(15) 'traceability' means the ability to trace and follow a food, feed, food-producing animal or substance intended to be, or expected to be incorporated into a food or feed, through all stages of production, processing and distribution;"

          To date, there are no full solutions to meet these requirements. There is an enormous commercial opportunity for those who work with the regulators, governments, and industry to develop technical solutions that will enable traceability in the food industry. Aucxis' main competitor in the auction space, Agro Marches Internationaux, has made extensive investment in this area. With their early lead, combined with the ability to feed information from the many ATS installations, there is a synergy that could evolve from a merged business. To this end, Aucxis agreed to a non-binding LOI December 20, 2001 to merge Aucxis and Agro Marches for greater vertical penetration in the food supply chain. Due diligence is well advanced and the Board of Aucxis will announce its decision in regard to this proposed merger in the near future.

     3- Aucxis will continue to pursue dominance in the perishable auction niche technologically.

          Aucxis Corp., through its subsidiary ATS, continues to create innovative solutions in response to customer needs within the perishable auction sector. Technologically, ATS created a new generation of the `Moby Clock' with highly standardized RF buying equipment, a new universal Internet Based Communication Engine rolled out successfully in several auction clusters in Holland (fish), Belgium (fruit and vegetables) and France (fish), and a deployed automation and tracing of the fish chain in Europe's biggest fish auction, Boulogne. Further opportunities exist for combining auctions together in clusters and further refining remote, on-line buying capabilities.

     4- Aucxis will adjust its financial services solutions within perishable commodities to be more responsive to the specific market needs.

     5- Aucxis Corp., during 2000 and 2001, expended considerable energy and resources building the first component, the CMU, of what will be a very ambitious financial solutions platform for auction markets. This initial system proved to be `overbuilt' for the current perishable auction markets, with resistance being met from the industry in the areas of ownership of information, scale of solutions, and pricing. This, combined with the rollout of I-Three to an independent business, has led management to seek deployment of this industrial software into larger markets, in particular the Global Settlements Markets.

          Aucxis Corp will seek to build upon its experience to build out smaller, designed financial solutions in order to achieve initial uptake within perishable commodities prior to delivering larger all embracing solutions such as the CMU. In particular, these solutions will be designed to be more compatible with existing auction front and back office solutions.

          Aucxis will seek to recoup its investment in the Collateral Management Utility (CMU) through external industry partnership and collaborations.

          Discussions with key players in this market continue to take place.


ELECTRONIC AND REMOTE (ON LINE) AUCTIONS

     Electronic and remote (on line) auctions, which constitute approximately 10% of the entire auction market, represent an out growth of the auction market, which had chiefly consisted of live auctions (see chart below).

     According to Forrester Research Inc.(1) ("Forrester"), the remote or on line auction market is divided into the following three categories: (i) commodity auctions; (ii) independent auctions selling goods; and (iii) private auctions. We intend to specialize in commodity auctions, which Forrester estimates to account for approximately 50% of the total value of business auction transactions.


                     EVOLUTION OF THE AUCTION SYSTEMS MODEL



Live    Electronic      Remote X.25     Remote       Remote w/       Remote w/
                                        Internet     Settlement      Foreign
                                        Protocol                     Exchange

--------------------------------------------------------------------------------

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

     We believe that an enormous opportunity awaits the Company that can successfully integrate and efficiently deliver the various components and services of a dynamic global trading solution. In 2001 previous management set out to deliver such a global trading system in the form of an entirely new distribution channel which had the potential to:

     o improve economic efficiency in the management of sales and distribution;

     o improve information flow and product availability to potential purchasers; and

     o lower the cost of sales by exploiting Internet technologies and sharing a technology platform.

The new Board and management believe that this strategy is still valid in 2002. However, like many companies, Aucxis has learned that changing industry paradigms is difficult to achieve in a single project. What is required is to identify key enabling components of the overall strategy and focus on their implementation with an eye on the bottom line at all times.

____________________

(1)  Forrester Research Inc., Business Trade & Technology Strategies, March
     1998.

     The current reality of perishable auctions is that they do not require at this time direct feeds into their banks for credit guarantees. That said, the International Settlement Markets do need better payment assurance solutions within their e-commerce initiatives, for which Aucxis is prepared to participate with the CMU. Our intent is to become a world leader in the electronic perishable commodity auctions in the short term, and expand our world leadership into the electronic commodity auctions in the longer term. This will be achieved through organic growth, both geographically and technically, with our market-leading subsidiary, ATS, as well as through merger and acquisition opportunities, and government and industry participation.

     We currently have the knowledge base, skills, equipment and software needed to provide electronic services for perishable commodity auction businesses. Our knowledge, skills, equipment and software, however, is not yet sufficient to provide electronic services for other commodity auction businesses. While the core business of Aucxis and ATS will remain focused, on the perishable vertical, we will continue to explore the potential to deploy the CMU into other commodity and financial verticals.

     There are multiple steps in the auction process (from the actual auction to providing foreign exchange services, settlement services, the insurance of goods in transit and the delivery of the goods and traceability ). Currently individual buyers and sellers have to arrange the ancillary services around the auction for themselves. We propose to provide a "cradle to grave" solution for buyers and sellers. This will manifest itself with increasing connectivity of individual auctions to central associations enabling buyers and sellers to have access to wider markets than traditionally available. With this greater connectivity will come the need for greater electronic solutions for traceability, payment assurance, settlement, foreign exchange and insurance. Aucxis intends to grow with the market to enable this at the pace required by the market. The first step to achieve this, as identified by previous management, will be payment guarantees. However, unlike the efforts resulting in the CMU, we will now seek to build solutions where the cost matches revenue potential, and is supportable locally by ATS. By adopting this approach, Aucxis will be able to roll out more solutions with financial services through less capital-intensive innovations. In the end, we envision clusters of markets using payment guarantees coupled with centralized settlement, greater transparency of information, and financial solutions with greater margins such as trade finance and credit insurance extending up the supply chain. Furthermore, we will use the traceability of information to monitor and utilize industry information for the benefit of the industry participants.

     At ATS, our trading platform is fully operational and used by over 150 customers worldwide. Through our acquisitions of Schelfhout and the retention of key assets and contracts post-Nieaf, we now have a complete trading platform for perishable commodity auctions. This allows the Company to offer auction houses the ability to conduct remote and simultaneous auctions. Our trading platform consists of the following components (all of which are currently operational):


     ELECTRONIC AUCTION CLOCKS

     Since 1985, Schelfhout has been a constant innovator in auctions based on the "Dutch clock". The "Dutch Clock" is the electronic timepiece utilized in the Dutch auction system. Starting with (now primitive) projection systems, and evolving into digital and LED based clocks, the goal has always been to provide clock systems that maximize usability and auction throughput. Auction throughput refers to the number of transactions that occur over a stated period of time in an individual auction environment. Many auctions now employ several Schelfhout clocks simultaneously, substantially increasing the number of lots that can be sold on any given auction day.

     In some auctions, the clock is mobile: the so-called "Moby Clock". This clock was developed to meet the specific needs of the fishing industry, where buyers and the clock can move through a fish market and conduct sales over the actual product.

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

     In some high volume auctions, a multi-transaction controller are used all owing several transactions to be processed every time the auction clock is stopped.

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

     MEDIATION SYSTEMS

     While most of ATS's (previously Schelfhout) auction customers operate on a Dutch clock, there are some circumstances under which a different type of bidding is required. In these cases, a mediation system is used, where a server collects bids, relates them to asking prices by producers and their agents, and assigns lots to the relevant buyers. Schelfhout has been working on the development of a new, integrated trading system that builds on the vast experience gained over the last 15 years. The basic principal is that, to obtain the optimum price for a particular product, a variety of tools must be available to the selling organization, as well as detailed information services. The Multi-Trade product is designed to provide some or all of these tools at the sellers' discretion.

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

     o    storage capacity of more than 100 graphic images; and

     o various special effects are included as standard: scrolling, blinking and animation via fast displays of successive images

OTHER TECHNOLOGY

     Aucxis Corp. acquired non-core technology as part of the purchase of i-Three. This software was only partially developed by i-Three at the time of purchase. The intent by management in purchasing i-Three was not to acquire the existing technology, but to acquire the programming talent of the company, as it was difficult during 2000/2001 to retain skillful software developers due to excessive market demand. The technology that Aucxis still owns is not core to the business and of little value in its current form. These TIBCO modules, if completed, would enable middleware solutions. They consist of:

          a.   Aggregation Engine
          b.   LDAP Adapter for TIBCO
          c.   Custom Adapters for TIBCO
          d.   I3 Development Sandbox
          e.   http Adapter for TIBCO
          f.   https Adapter for TIBCO
          g.   Oracle Database Adapter (dbAdapter) for TIBCO
          h.   Rv Scheduler

Aucxis Collateral Management Utility

     Aucxis Collateral Management Utility is a set of Java applications that together manage the whole credit process. The system includes a method for distributing credit (payment guarantees, credit insurance, etc.) in the form of 'tokens' on behalf of buyers, at speeds up to near real time (approximately sub 150mSec), from a central source (or sources) to an unlimited number of sellers. It also contains a real-time credit reservation mechanism that links to a firm guarantee of payment (or to credit insurance, etc.), providing a medium to enable the user to set parameters for credit risk.

     The Aucxis Collateral Management Utility is made up of a number of inter-dependent modules, each of which receive, process and transmit Rendezvous messages. The Financial Services Module is used to process credit operations (request, adjustment or cancellation). The rendezvous message that this module received has data about the kind of credit operation that has to be executed. The Credit Token Management modules create, distribute, close and retire credit "tokens" or discreet units of credit that can be allocated to various vendors. The Credit Request Module is used to send a credit request to appropriate module that will process it and forward it to the appropriate financial institution. The Credit Receipt Query Module and Credit Receipt Tracking Module are used to list all credit receipts for particular organization from database, so that updated reports and accounting functions can be executed. The Credit Reservation Adjustment Module is used to send a credit cancellation or credit adjustment request to appropriate module that will process it. The Add Bank Guarantee module is used to add new bank guarantees into database or to modify the old one. The List Bank Guarantee Module queries the database to enable users to generated updated reports relating to bank guarantees. Together these modules perform the operations of obtaining, distributing and tracking credit through the entire credit cycle.

     The Aucxis Credit Management Utility is an extremely scalable and robust solution for payment assurance. However, from a commercial perspective, their does not exist in the perishable agricultural market sufficient margin to cover ongoing cost of a solution of this magnitude. In order for this utility to be commercially viable, it needs to be deployed against very large-scale transactions of significant magnitude. Consequently, management is currently seeking deployment opportunities outside of the niche markets of auctions in the global financial settlement arena.

OUR BUSINESS ACQUISITIONS AND PARTNERSHIP

     There were no acquisitions in the year. Below is a brief summary of a business arrangement among ATS and two large flower auctions in Holland.


     ATS Holland

     An agreement was negotiated with the receiver of the bankrupt subsidiary Kwatrobox, for the purchase of the assets of Nieaf by Aucxis Trading Solutions in partnership with the two largest flower auctions in Holland. Each of the three partners now has a 1/3 ownership of a new entity, ATS Holland. The staff of Nieaf Systems went en masse to a construction company, but ATS Holland retains a service contract for one year whilst they build services for the Holland flower market.

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

     Our primary competition currently comes from traditional auction suppliers of hardware and software services such as OES and Agro Marches Internationaux. OES is North America's largest traditional auction builder specializing on flowers and tobacco. Agro Marches focuses on providing solutions to the food product ion industry and other utilities such as traceability systems. During the year, following a review of ATS and related industry, it was decided to enter merger negotiations with Agro Marches Internationaux (AMI).

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

RESEARCH AND DEVELOPMENT COSTS

     The Company has incurred significant research and development costs in the former subsidiary of Kwatrobox relating primarily to the development of PBS Verdeel Pro, a proprietary software application. Additionally, significant costs have gone towards the development of the CMU. Aucxis hopes to regain much of this cost in licensing this technology outside perishable auction markets. All research and development costs have been expensed by the Company as incurred. There were no expenditures on the Euronet Portal as contemplated in the prior year as the project was not implemented.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

     The Company is not involved in a business that involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, while the Company does own real property it is unlikely that its own ownership would lead to liability as a landowner. Therefore, the Company does not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

INTELLECTUAL PROPERTY

     Other than the patent regarding "method and system for real time credit reservation and distribution" currently under review by the United States Patent and Trademark Office, we have neither any registered patents nor trademarks.

EMPLOYEES AND CONTRACTORS

     As of March 1, 2002, we had forty (40) full time employees and one (1) part time employee, and three contractors.

     None of our employees is represented by a labor union or are covered by a collective bargaining agreement. We consider our labor and employee relations to be good. Access to qualified labour in Europe is much better in light of the decline in demand post 2000. Furthermore, we continue to have access to the BoomBoat staff under a Service Level Agreement at very favourable rates.


ITEM 2.    DESCRIPTION OF PROPERTIES.
           --------------------------

     The Company has offices located at 220 King Street West, Suite 200.Toronto, Ontario. Canada, M5H 1K4 and at Bormte 204/A, Stekene, Belgium 9190. We have reduced the amount of space required in Toronto at 220 King Street West to two offices for administration purposes. Our long-term lease has been assumed by Emailtopia (an internet company). Our rental obligation is on a month-by-month basis with no long-term lease commitment.

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

     Our Company does not own any real property other than the building contributed by us to our subsidiary, SDL Invest N.V., which ownership interest is subject to an option to purchase granted to such subsidiary's minority shareholders. The three story office and small warehouse building located at the 2 Molenvlietweg; Aalsmeer that was owned by our subsidiary, Kwatrobox is now in the control of the trustee in bankruptcy and will be turned over to the bank as it was provided as security for loans.

     We have not entered into any agreements to acquire any properties.


ITEM 3.    LEGAL PROCEEDINGS.
           ------------------

     The former owners of the Company's subsidiary, ATS (Schelfhout Computer Systemen N.V.), sought to enforce the mandatory redemption feature related to the first two tranches of shares totaling 909,090 be released under the terms of the purchase agreement on the basis that these shares were not free trading at the time of release as contemplated in the agreement. The former owners of the Company's subsidiary, who are also directors of the subsidiary, brought an action against the Company to enforce a pledge on the shares of ATS, which was provided to secure the obligations of the Company under the agreement. This action was heard by a Belgian court which granted remedy to the former owners of the subsidiary which allowed them to re-acquire a 7 1/2% interest in the subsidiary from the Company in exchange for the transfer for cancellation of the first tranche of 454,545 shares of the Company in full satisfaction of the Company's obligations in relation to such shares under the agreement. No further action has been taken to date with respect to the second tranche of 454,545 shares released on January 10, 2001.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ----------------------------------------------------

     No matters were submitted to the vote of the holders of the Company's securities during the fourth (4th) quarter ended December 31, 2001.

                                    PART II
                                    -------

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
           -------------------------------------------------------------

MARKET PRICE OF THE COMPANY'S COMMON STOCK

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "AUCX.". In the prior year the symbol was "EAUC". The change was due to a name change.

FOR THE YEAR ENDED DECEMBER 31, 2000

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



    YEAR ENDING DECEMBER 31, 2000                          COMMON STOCK
    -----------------------------                          ------------
                                                  PRICE HIGH         PRICE LOW
                                                  ----------         ---------
    First Quarter                                   6.38                1.34
    Second Quarter                                  2.88                1.15
    Third Quarter                                   1.45                0.59
    Fourth Quarter (prior to October 25, 2000)      1.01                0.57
    Fourth Quarter (after October 25, 2000)         0.88                0.30

FOR THE YEAR ENDED DECEMBER 31, 2001

The following table sets forth the closing prices for the common stock during the periods indicated, as reported by the OTC Bulletin Board


    YEAR ENDING DECEMBER 31, 2001
    -----------------------------
                                                  PRICE HIGH         PRICE LOW
                                                  ----------         ---------
    First Quarter                                   0.84                0.30
    Second Quarter                                  0.39                0.15
    Third Quarter                                   0.08                0.01
    Fourth Quarter                                  0.14                0.01

    YEAR ENDING DECEMBER 31, 2002
    -----------------------------
                                                  PRICE HIGH         PRICE LOW
                                                  ----------         ---------
    First Quarter                                   0.09                0.03
    Second Quarter, through to April 12, 2002       0.03                0.03

     As of April 12, 2002 we had 66,409,415 shares of common stock outstanding held by approximately 258 record holders. The Company estimates that approximately 750 beneficial holders hold its common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES.

     There were no sales of unregistered securities in the past 12 months.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

THE YEAR ENDED DECEMBER 31, 2001
--------------------------------

     The year under review has proved to be a most difficult year, particularly for e-commerce companies. Many recent start-ups have failed and even those that have survived experienced a growing reluctance from customers to change their working practices and adopt new paradigmatic solutions to their business problems. In addition, fundraising for pre-profit companies has been extremely difficult.

     Against this background, a new Board of Aucxis was established in May 2001. This new board performed an audit of the business and discovered that the company had many unresolved issues that, in combination, could prove to be disastrous for Aucxis. Upon completion of the audit, the new Board took decisive steps to reduce costs, refocus the company and to change the `dot.com' business culture. The previous senior management of the company resigned in August 2001 and new management immediately began to reduce costs, renegotiate supply contracts and address the numerous business issues facing the Group. By year-end, the company found itself in a stable, yet cash starved position. Additionally, the auditors were changed as the Board determined that a company the size of Aucxis did not warrant the services of a major international auditing firm.

     Aucxis Trading Solutions continued to make profit on increased revenue. Revenue increased 13.9% to $4,755,000 euros. Profits (before taxes) were thin at $113,000 euros reflecting competitive pricing and increased market share coupled with growth. The company maintained its position as the major provider of electronic auction systems for the perishable agricultural industry. New contracts were signed in traditional markets and also in several new geographic and business areas. New markets have been entered with contracts being signed in the United States, China, South Africa, Shetlands, Sweden, Kenya and Tanzania. Technologically, ATS created a new generation of the `Moby Clock' with highly standardized RF buying equipment, a new universal Internet Based Communication Engine rolled out successfully in several auction clusters in Holland (fish), Belgium (fruit and vegetables) and

France (fish), and a deployed automation and tracing of the fish chain in Europe's biggest fish auction, Boulogne. However, the company continued to operate independent of the Group and remained disconnected from the overall corporate strategy of extending business solutions to the perishable agricultural industry and the lack of optimizing the skills and customer portfolio of the Group needed correcting.

     Palm, a subsidiary of Kwatrobox, suffered significant losses primarily due to the failure of management to deliver a complete overhaul of the older DOS based solutions to Windows required in the very competitive market of providing logistical software for flower wholesalers and exporters. As the company was not part of the mainstream strategic objectives of the Group, new management decided to cease the large financial support required by Palm group and as a consequence management of Palm chose to declare bankruptcy.

     The development projects being undertaken by Aucxis in Canada (mainly by the I-Three team of developers and management) including the Credit Management Utility (CMU) were completed or terminated and an agreement was reached whereby the former I-Three team set up its own non-competitive systems shop and would provide support services to Aucxis if required at favourable rates. The remaining staff employed at the corporate level in Canada was reduced to a small tightly managed team with greatly diminished cost to Aucxis.

     The actions taken ensured that the Group survived financially resulting in a very low burn rate at head office and a self-sustaining subsidiary in ATS. In spite of the low burn rate, Aucxis has very little funds remaining resulting in a working capital deficiency. Management are in the final stages of securing a short-term loan from private investors for USD$500,000 that will see it through 2002. With the company stabilized, the Board will be able to undertake a full review of the future strategy.

PLAN OF OPERATION.

     The next twelve months will see a more stable, cost controlled company as Aucxis seeks to rebuild toward not only the original vision of financial services, but also greater product penetration vertically within the perishable commodity supply chain. To achieve this in a post dot.com era, the business culture of Aucxis has been changed operationally, with a constant view to cost management and slower, more strategic growth. This new view will enable management to keep costs in line with reasonably expected revenues. ATS continues to grow organically within its well-defined auction niche, gaining market share with competitive pricing enabled by efficient technology management and standardization. Management of Aucxis is now taking a more hands on approach with ATS with the desire of increasing margins and profitability at this subsidiary.

     In order reach the vision of introducing paradigmatic financial services into a fragmented perishable commodity supply chain, we will build towards our vision of integrated solutions within perishable commodities from our existing systems at ATS consistent with market readiness and in step with anticipated revenue. This is a clear departure from the previous path to the vision, which sought to build out a large infrastructure ahead of revenue. This new approach is critical in light of limited current cash availability. We are in the process of securing a short-term fund raising that will support Aucxis through 2002. We realize that this will only support basic head office cost and not further development. Therefore, it is our intention to partner with the industry to fund further expansion and spread the risks.

     The Collateral Management Utility was built on the premise of extremely large transaction flows supported by significant margins. Upon investigation of this business model by new management, it became clear that the Collateral Management Utility was overbuilt for industry requirements and could not be supported by the pricing structures within the market. As a consequence, current management is seeking potential deployment for this industrial software solution outside of perishables, and in particular within the global financial settlements market.

     Management realized that growing the business organically from ATS, while safe, would be insufficient to meet shareholder expectations. Consequently, an industry review was completed seeking opportunities for consolidation leveraging our strength as leader in supplying auction solutions to the perishable commodities industry. As a result of this review, it was decided to enter merger negotiations with Agro Marches Internationaux (AMI), which is a competitor in the electronic auction market and has also developed several complimentary and non-competitive products. Agro Marches is now specializing in supplying traceability solutions that will enable industry participants to track critical information of food products through the supply chain. The European Union will require such capability in the food sector, becoming mandatory by 2005. Combining AMI's tracing capability with the information gathering capabilities inherent in the ATS systems could prove extremely synergistic. A non-binding LOI was signed December 20, 2001 and due diligence continues with the intention that a firm decision as to whether to finalize the merger will soon reach a conclusion.

     The Board and Management of Aucxis look forward to the inherited challenge of revitalizing the company after a period of stress and uncertainty. Additionally, as we move positively forward, we will endeavour to increase shareholder communications and analyst coverage. With hard work we seek to deliver a prosperous year in 2002 for all of the stakeholders of Aucxis Corp., and in particular those shareholders who have supported the company during its difficult period.

RESULTS OF OPERATIONS

     Comparison of Year ended December 31, 2001 to Year ended December 31, 2000

REVENUES.

     Revenue for the year ended December 31, 2001 was $7.4 million, as compared to $4.8 million in the year ended December 31, 2000. Increases in revenue were from the inclusion of nine months of revenue from Kwatrobox, which was acquired on November 1, 2000. A portion of the increase was also from stronger revenues from ATS (previously Schelfhout) acquired on January 10, 2000. ATS derives its revenues from the development and installation of clock systems, cooling installations and maintenance for auction halls. Kwatrobox, which declared bankruptcy at the end of September 2001, specialized in the manufacturing and servicing of auction clock systems used in the auction of perishable commodities as well as the development of software specific to auctions and industries associated with auctions, including importers and exporters, the wholesale trade, line drivers and growers.

NET LOSS/EARNINGS.

     Net loss for the year ended December 30, 2001 was $14,727,621, as compared to a loss of $4,665,934 for the corresponding period ended December 31, 2000. This increase in net loss is mainly attributable to the $7.6 million in write-offs of goodwill, acquired workforce and acquired core technology from the acquisitions of 2000. The goodwill, acquired workforce and acquired core technologies of Kwatrobox and I-Three Inc. were written off in their entirety due to the bankruptcy of Kwatrobox and the discontinued operations of I-Three. The $ 3.9 million of remaining goodwill of ATS was written off even though there is no impairment in the value of ATS as the business unit continues to operate at a steady pace. Management felt it was important to remove the goodwill from the balance sheet to properly reflect the assets of the Company.

     The other significant factor in the increase in net loss is the increased general and administration costs of $2.4 million primarily from the Kwatrobox Group of companies including Palm.

     (On a proforma basis, ATS had net income of approximately $8,900 and $8,000 for the years ended December 31, 2001 and December 31, 2000, respectively)

OPERATING EXPENSES.

     Operating expenses, net of interest income, for the year ended December 31, 2001 were $7,934,783 as compared to $5,509,436 for the corresponding period ended December 31, 2000. This increase in operating expenses was chiefly attributable largely to R&D, contract and consulting fees and salaries within the Kwatrobox subsidiary. The bulk of which relates to a software development project, PBS Verdeel Pro a proprietary software application, which failed when the delivery of the second phase of the project was found to be unsatisfactory to the intended customer. Accounting, audit and legal expenses relating to listing requirements, the patent application process, employee severances and other legal issues were also up significantly at $1.5 million compared to $689,000 in the previous year.

     Research and development costs were $506,000 for the year ended December 31, 2001 all of which were incurred by Kwatrobox. There were no further R&D expenses incurred related to the various non-core Tibco based software due to a suspension in development of this non-core technology.

     The operating expenses of ATS for the year were higher for the year ended December 31, 2001 as compared to the year ended December 31, 2000 by approximately $300,000 at $2.7 million. This was due primarily from to increases in salaries, legal and audit as ATS continues to grow.

LIQUIDITY AND CAPITAL RESOURCES

     Cash had decreased approximately $5.9 million from December 31, 2000 leaving the company with cash of $310,000. There were no financings for the year ended December 31, 2001 and long term loans totally $1 million were repaid in the year, compared to the year ended December 31, 2000 where $9.8 million was raised through the issuance of stock capital and approximately $1.0 million was used to pay off debt. $4.8 million was used for operating activities for the year ended December 31, 2001 compared to $3.0 million for the corresponding year ended December 31, 2000.

     Working capital for the year ended December 31, 2001 resulted in a deficit of $569,114 compared to a positive working capital of $2,885,700 for the year ended December 31, 2000. The decrease in working capital was due primarily to a significant reduction in cash used to fund the money losing Kwatrobox operations and the downsizing of the company.

     Management are in the final stages of securing a short-term loan from private investors for USD$500,000 that is intended to cover all head office and related costs through to December 31, 2002. Management believes this is possible with the significant reductions already made with regard to head office costs and with the ongoing cost management initiatives. With the company stabilized, the Board will be able to undertake a full review of the future strategy.



SIGNIFICANT CHANGES WITH SUBSIDIARIES

Kwatrobox B.V. - filed for bankruptcy October 2001 -

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

The business activities of i-Three have been spun off to its management and employees who have formed a new company, Boomboat Inc. The agreement calls for Boomboat to provide on going information technology support on an "as needed basis". This is to ensure access to support services as and when required without the associated fixed costs. Aucxis retains full ownership of all Intellectual Property ("IP") and is entitled to receive a fee of one percent (1%) of all revenues actually received by BoomBoat up to and including August 29, 2006. As a result of this shift in the R&D staffing infrastructure, the Toronto-based operations will be reduced to a small head office and operational management will be concentrated in Europe, where the company's main business is based.


RISKS AND UNCERTAINTIES

     Our business plan is largely dependent upon the perishable commodity auction marketplace and the business-to-business electronic commerce marketplace. While this marketplace has been experiencing a dramatic increase in size over the past few years, it has also seen many initiatives fail to achieve market acceptance of paradigmatic. We believe in the strengths of the Company's capabilities, and in its ability to adapt to changes in the marketplace. However, there can be no assurance that the perishable commodity auction marketplace and the business-to-business electronic commerce marketplace will continue to exist or that the skills of the Company will not become obsolete, or be circumvented. Due to the significant and rapid technological changes in the perishable commodity auction marketplace and the business to business electronic commerce there can be no assurance that the introduction of new products or the development of technologies by other entities will not render the Companies products and services obsolete or unmarketable.

     Management is committed to grow by providing products and services that meet the needs of its customer base.

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to introduce new products into new and rapidly evolving markets characterized by intense competition, as well as new paradigms being pursued such as traceability. To address these risks and uncertainties, the Company must, among other things, successfully market its existing products and technologies and complete and introduce products and product enhancements under development in a timely manner, continue to upgrade and commercialize its technologies, compete effectively with a large number of technologically sophisticated and well financed companies, time the introduction of new products and services in a manner synchronous with market demand, and attract, retain and motivate highly qualified personnel, manage rapid growth and integrate the personnel, technologies and operations of acquired businesses. There can be no assurance that the Company will successfully address these challenges.

     The Company has incurred losses from operations in its last four fiscal years and as at December 31, 2001, had an accumulated deficit in shareholders' equity of $23.2 million.

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


ITEM 7.    FINANCIAL STATEMENTS.
           ---------------------

                                                                            Page
                                                                            ----

           (i)   Independent Auditor's Report................................F-2

           (ii)  Consolidated Balance Sheet as of December 31, 2001..........F-3

           (iii) Consolidated Statement of Operations, Deficit
                 and Comprehensive Loss for the years ended
                 December 31, 2001 and December 31, 2000.....................F-4

           (iv)  Consolidated Statement of Cash Flows for the years
                 ended December 31, 2001 and December 31, 2000...............F-5

           (v)   Notes to Consolidated Financial Statements..................F-6


ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURE
           -----------------------------------

     On February 21, 2001, Aucxis Corp. ("Aucxis") dismissed PricewaterhouseCoopers LLP, Canada (PwC) which had previously served as independent accountant for Aucxis. The report of PwC on the consolidated statements of Aucxis as of and for the year ended December 31, 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. The change in independent accountants was recommended by Aucxis' Chief Financial Officer and approved by the Audit Committee and Board of Directors of Aucxis. In connection with its audit for the fiscal year ended December 31,

2000 and through to February 21, 2002 there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure

On February 21, 2002, Aucxis engaged Manning Elliott as its new independent accountants. The engagement of Manning Elliott was recommended by the Audit Committee and approved by the Board of Directors of the Company.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           -------------------------------------------------------------
           COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
           --------------------------------------------------------------------

     The information called for by this Item shall be set forth under the caption "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Securities Exchange Act of 1934" in Item 9 of the Company's amendment to this Form 10-KSB to be filed with respect to this annual report on or before the 120th day after the end of the Company's fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION
           ----------------------


The information called for by this Item shall be set forth under the caption "Executive Compensation" in Item 10 of the Company's amendment to this Form 10-KSB to be filed with respect to this annual report on or before the 120th day after the end of the Company's fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------


The information called for by this Item shall be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in Item 11 of the Company's amendment to this Form 10-KSB to be filed with respect to this annual report on or before the 120th day after the end of the Company's fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------


The information called for by this Item shall be set forth under the caption "Certain Relationships and Related Transactions" in Item 12 of the Company's amendment to this Form 10-KSB to be filed with respect to this annual report on or before the 120th day after the end of the Company's fiscal year ended December 31, 2001 and is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.
--------   ---------------------------------

               (a)  Exhibits

         NUMBER                              DESCRIPTION
         ------                              -----------

          10.1 Convertible Bridge Loan Agreement, dated April 2, 2002 by and among Aucxis Corp, as borrower and ABN AMRO Capital (Belgium) NV, Bodin Saphir Pension Scheme, Magnum Technology Ltd. and J.J. Mennillo as lenders and Aucxis NY, as pledgor.

          10.2 Share Pledge Agreement, dated April 2, 2002 between Auxcis NV, as pledgor, and ABN AMRO Capital (Belgium) NV, Bodin Saphir Pension Scheme, Magnum Technology Ltd. and J.J. Mennillo as pledgees

          10.3 Escrow Agreement, dated April 2, 2002, by and among Aucxis Corp., ABN AMRO Capital (Belgium) NV, Bodin Saphir Pension Scheme, Magnum Technology Ltd., J.J. Mennillo and Blake, Cassels & Graydon LLP.

          21.1      List of Subsidiaries.


          (b)  Reports on Form 8-K

          (1) A Report on Form 8-K was filed on March 1, 2002 with the Securities and Exchange Commission, regarding the dismissal of PricewaterhouseCoopers LLP, Canada as independent accountant for the Registrant and the appointment of Manning Elliott as the new independent accountant for the Registrant.

        ---------------------------------------------------------------

                                  AUCXIS CORP.

                    (formerly e-Auction Global Trading Inc.)

                             (a Nevada Corporation)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                (in U.S. dollars)
        ---------------------------------------------------------------

[GRAPHIC OMITTED]                                              [GRAPHIC OMITTED]







--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders of Aucxis Corp. (formerly e-Auction Global Trading Inc.)
(a Nevada Corporation)

We have audited the accompanying consolidated balance sheet of Aucxis Corp. (formerly e-Auction Global Trading Inc.) as of December 31, 2001, and the related consolidated statements of operations, deficit and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aucxis Corp. (formerly e-Auction Global Trading Inc.) as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency of $569,114, has recurring operating losses which accumulated to December 31, 2001 of $23,229,804. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments which might result from the outcome of this uncertainty.




/s/ Manning Elliot
---------------------
Chartered Accountants

Vancouver, Canada

March 22, 2002

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

CONSOLIDATED BALANCE SHEET

(in U.S. dollars)
------------------------------------------------------------------------------------------------------------------
DECEMBER 31                                                                         2001                 2000
------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and equivalents                                                         $        310,050      $     6,205,169
Accounts receivable (Note 5)                                                        1,230,348            1,600,871
Inventory (Note 6)                                                                    404,310              608,537
Prepaid expenses                                                                      113,528              121,819
                                                                             ----------------      ---------------
Total Current Assets                                                                2,058,236            8,536,396

Investments (Note 7)                                                                  115,772              514,835
Property, plant and equipment (Note 8)                                                706,854            1,732,521
Acquired workforce (Notes 4 and 9)                                                          -              161,351
Acquired core technology (Notes 4 and 10)                                             449,381            1,226,920
Goodwill (Notes 4 and 11)                                                                   -            9,239,748
                                                                             ----------------      ---------------
Total Assets                                                                 $      3,330,243      $    21,411,771
                                                                             ================      ===============

LIABILITIES

CURRENT LIABILITIES
Bank indebtedness (Note 12)                                                  $              -      $       423,432
Accounts payable and accrued liabilities (Note 13)                                  1,462,832            2,703,079
Due to related parties (Note 14)                                                      352,335              944,728
Deferred revenue                                                                      711,551            1,323,874
Current portion of long-term debt (Note 16)                                            89,055              255,571
Deferred taxes                                                                         11,577                    -
                                                                             ----------------      ---------------
Total Current Liabilities                                                           2,627,350            5,650,684

Due to related parties (Note 14)                                                            -              375,063
Long-term debt (Note 16)                                                              165,643              392,718
Non-controlling interest                                                                    -                3,742
                                                                             ----------------      ---------------
Total Long-term Debt                                                                2,792,993            6,422,207
Mandatory Redeemable Shares of Common Stock (Note 4(a))                             4,818,181            4,574,364
                                                                             ----------------      ---------------
Total Liabilities                                                                   7,611,174           10,996,571
                                                                             ----------------      ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK, $0.001 par value; 250,000,000 shares
   authorized, 62,773,051 and 62,714,551 issued and
   outstanding respectively                                                            62,773               62,715
   Additional paid-in capital                                                      18,736,200           18,735,673
Accumulated other comprehensive loss                                                  149,900             (124,822)
Deficit                                                                           (23,229,804)          (8,258,366)
                                                                             ----------------      ---------------
Total Stockholders' Equity (Deficit)                                               (4,280,931)          10,415,200
                                                                             ----------------      ---------------
Total Liabilities and Stockholders' Equity (Deficit)                         $      3,330,243      $    21,411,771
                                                                             ================      ===============

Contingencies (Notes 1 and 24)
Subsequent Events (Note 25)

Approved on behalf of the Board of Directors:

----------------------------------
(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS, DEFICIT AND COMPREHENSIVE LOSS

(in U.S. dollars)
---------------------------------------------------------------------------------------------------------------
DECEMBER 31                                                                         2001                 2000
---------------------------------------------------------------------------------------------------------------

Revenue                                                                      $      7,442,479      $     4,858,963
Cost of goods sold                                                                 (3,429,377)          (1,969,666)
                                                                             -----------------     ---------------

                                                                                    4,013,102            2,889,297
                                                                             ----------------      ---------------

Selling, general and administrative expense                                         7,934,783            5,509,436
Depreciation and amortization expense                                               2,656,546            1,749,312
                                                                             ----------------      ---------------

                                                                                   10,591,329            7,258,748
                                                                             ----------------      ---------------

Loss from operations before the under-noted                                        (6,578,227)          (4,369,451)

Impairment of goodwill, acquired workforce, and
acquired core technology (Note 4(d))                                               (7,572,735)                   -

Share of loss of equity investment (Note 7)                                          (488,028)            (193,168)
                                                                             ----------------      ---------------

Loss before income taxes and non-controlling interest                             (14,638,990)          (4,562,619)

Income tax expense                                                                    (86,840)            (104,732)

Non-controlling interest                                                               (1,791)               1,417
                                                                             -----------------     ---------------

Loss for the year                                                                 (14,727,621)          (4,665,934)

Accretion of mandatory redeemable common stock
   to redemption value (Note 4(a))                                                   (243,817)            (938,000)

Deficit beginning of year                                                          (8,258,366)          (2,654,432)
                                                                             -----------------     ---------------

Deficit end of year                                                          $    (23,229,804)     $    (8,258,366)
                                                                             =================     ================

Basic loss per share                                                                    (0.23)               (0.09)
                                                                             =================     ================

Loss for the year                                                            $    (14,727,621)     $    (4,665,934)

Foreign currency translation adjustments and
   other comprehensive income (loss)                                                  274,721             (124,822)
                                                                             ----------------      ---------------

Comprehensive loss                                                           $    (14,452,900)     $    (4,790,756)
                                                                             =================     ===============

Shares used in computing basic earnings per share                                  62,738,926           59,196,743
                                                                             ================      ===============

(Diluted loss per share has not been presented as the result is anti-dilutive)


(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars)
------------------------------------------------------------------------------------------------------------------
DECEMBER 31                                                                         2001                 2000
------------------------------------------------------------------------------------------------------------------



OPERATING ACTIVITIES
Loss for the year                                                            $    (14,727,621)     $    (4,665,934)
Adjustments to reconcile net loss to cash
   Interest                                                                                 -               21,698
   Depreciation and amortization                                                    2,656,546            1,749,312
   Foreign exchange                                                                     2,930              (32,364)
   Stock options issued to non-employees                                                    -               14,469
   Non-controlling interest                                                             1,791               (1,417)
   Share of loss of equity investment                                                 488,028              193,168
   Provision for impairment                                                         7,572,735                    -
   Gain on sale of assets                                                              (8,940)                   -
Net change in non-cash working capital items (Note 19)                               (867,180)            (322,361)
                                                                             ----------------      ---------------

CASH USED IN OPERATING ACTIVITIES                                                  (4,881,711)          (3,043,429)
                                                                             ----------------      ---------------

FINANCING ACTIVITIES
Bank indebtedness                                                                           -               38,375
Related party repayments                                                             (967,456)            (269,533)
Issuance of capital stock                                                                 585            9,876,328
Long-term debt repayment                                                              (45,680)            (103,201)
Demand loan receivable                                                                      -             (749,688)
                                                                             ----------------      ---------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (1,012,551)           8,792,281
                                                                             ----------------      ---------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment (net of disposal proceeds)                   (4,357)            (713,388)
Purchase of businesses (net of cash acquired)                                               -           (2,982,164)
                                                                             ----------------      ---------------

CASH USED IN INVESTING ACTIVITIES                                                      (4,357)          (3,695,552)
                                                                             ----------------      ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
DURING THE YEAR                                                                    (5,895,619)           2,053,300

EFFECT OF FOREIGN EXCHANGE ON CASH                                                      3,500              (27,525)

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR                                         6,205,169            4,179,394
                                                                             ----------------      ---------------

CASH AND CASH EQUIVALENTS END OF YEAR                                        $        310,050      $     6,205,169
                                                                             ================      ===============

Supplemental cash flow information:

Interest paid                                                                $         71,362      $        54,020
Taxes paid                                                                             86,840               11,882

(The accompanying notes are an integral part of these consolidated financial statements)

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

     Aucxis Corp. (the "Company") changed its name from e-Auction Global Trading Inc. in June 2001.

     The Company is currently developing e-business services for the perishable commodity marketplace primarily in Europe. In addition, through its subsidiary, Aucxis Trading Solutions N.V. (ATS) (formerly Schelfhout Computer Systemen N.V.), the Company is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems. To date the Company has not earned significant revenue from its Internet-based auction systems and the success of these systems will depend upon market acceptance of a commercially viable prototype and obtaining adequate resources to complete and implement these systems. The Company is not yet able to determine whether these efforts will be successful.

     In September 2001, the Company decided to discontinue its financial support for its subsidiaries in The Netherlands, including V-Wholesale N.V., Kwatrobox B.V., Palm Verlingsystemen B.V., Scoop Software B.V., Automatiseringsbureau Palm N.V., and Nieaf Systems B.V. (together "Kwatrobox") as the businesses operated by these companies no longer form part of the company's refocused business strategy. As a result, Kwatrobox and its operating subsidiaries, Automatiseringsbureau Palm N.V. and Nieaf Systems B.V., filed for bankruptcy and under the bankruptcy laws of the Netherlands, a trustee took control of Kwatrobox and its subsidiaries in October 2001.

     The Company has a serious working capital deficiency of $569,114 as at December 31, 2001 and has suffered recurring operating losses and has an accumulated deficit of $23,229,804 as at December 31, 2001. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

     The ability of the Company to continue as a going concern is dependent upon effective implementation of revenue and cost management alternatives and the success of potential future external financing initiatives.

     Management is considering various revenue and cost management alternatives and is examining a variety of options to raise additional financing, including the possibility of merging the Company's operations with another company. It is not possible at this time to predict with any assurance the success of these initiatives.


2.   BASIS OF PRESENTATION

     These financial statements consolidate the accounts of the Company, Aucxis Corp. (Nevada) and its wholly-owned subsidiaries as follows:

         Aucxis Corp. N.V. (Belgium)
         Aucxis Trading Solutions N.V. (formerly Schelfhout Computer Systemen
           N.V. (Belgium)
         V-Wholesaler N.V. (Netherlands)
         Kwatrobox B.V. (Netherlands)
         Palm Velingsystemen B.V. (Netherlands)
         Automatiseringsbureau Palm N.V. (Netherlands)
         Nieaf Systems B.V. (Netherlands)
         I-Three Inc. (Canada)
         e-Auction Global Trading Inc. (Barbados)
         Aucxis Corp. (Canada)

     These financial statements also include the accounts of Scoop Software B.V. (Netherlands) which is 80% owned.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

2.   BASIS OF PRESENTATION (continued)

     The financial statements also include the Company's share of the net assets and earnings or loss of the Company's 48.2% investment in Aucxis Limited (Australia) and 40% investment in SDL Invest N.V. (Belgium) which are accounted for by the equity method.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Foreign exchange translation

          The Company's functional currency is U.S. dollars, except that its main operating subsidiaries function in Netherland guilders and euros. Foreign denominated non-monetary assets, liabilities and other items are measured in U.S. dollars using the exchange rate prevailing at the respective transaction dates. Monetary assets and liabilities denominated in foreign currencies are measured at exchange rates prevailing at the balance sheet date. Resulting remeasurement adjustments are included in income. The Company applies the current exchange rate to translate the operating subsidiaries' assets and liabilities and average exchange rate for the year to translate revenues, expenses and gains and losses, into U.S. dollars. The resulting translation adjustments are included as a separate component of comprehensive loss within shareholders' equity.


     (b)  Financial instruments

          The Company's financial instruments consist of cash and cash equivalents and bank indebtedness, accounts receivable, accounts payable and accrued liabilities amounts, due to related parties, deferred revenue, long-term debt and contingencies. The fair values of these financial instruments approximate their carrying values due to their short-term nature and normal trade terms.


     (c)  Property, plant and equipment

          Property, plant and equipment are recorded at cost less accumulated depreciation. Property, plant and equipment are depreciated from the date of acquisition using the following rates and methods:

              Building                       40 years straight-line
              Furniture and fixtures         10 years straight-line
              Leaseholds                      4 years straight-line
              Tools and equipment             5 years straight-line
              Vehicles                        5 years straight-line
              Software                        5 years straight-line

     (d)  Acquired workforce

          Acquired workforce is recorded at cost and amortized on a straight-line basis over its expected life of approximately five years. Acquired workforce related to I-Three Inc. which was written off during the year.


     (e)  Acquired core technology

          Acquired core technology is recorded at cost and amortized on a straight-line basis over its expected life of approximately five years. Acquired core technology related to I-Three Inc. which was written off during the year.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (f)  Goodwill

          Goodwill represents the costs of acquired businesses in excess of the fair values of the net identifiable assets acquired and is amortized on a straight-line basis over its expected life of five years.

          During the year, the Company wrote off the remaining goodwill related to its acquisition of Kwatrobox as the Company discontinued its financial support for the business operated by Kwatrobox as described in Notes 1, 4(b) and 11.

          During the year, the Company also wrote off the remaining goodwill related to its acquisition of ATS (formerly Schelfhout Computer Systemen N.V.) as the Company no longer considered the carrying amount of this portion of the goodwill to represent the amount by which the fair value of ATS exceeded the fair value of its net identifiable assets as described in Notes 4(a) and 11.

     (g)  Impairment of long-lived assets

          The Company evaluates potential impairment of its long-lived assets whenever events or changes in circumstances indicate doubts about the recoverability of such assets. Recoverability of assets held and used is measured by comparing the carrying amount of the asset to estimated future net undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment is recognized based on the amount by which the carrying amount of the asset exceeds its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value. Fair value is based on the amount of consideration which would be paid by an arms length party under no compulsion to transact.

     (h)  Internal use software

          The company has acquired and is developing software for internal use in its e-business services. As the company is still in the preliminary stages of developing its e-business services all related costs have been expensed in the year.

     (i)  Income taxes

          The company provides for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and tax liabilities and are measured using enacted tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts which are more likely than not to be realized. To date, the company's deferred tax assets, relating primarily to losses carried forward, have not been considered more likely than not to be realized and, accordingly, a valuation allowance equal to the deferred tax assets has been recorded.

     (j)  Revenue recognition

          The Company derives revenue from the development and installation of clock systems, cooling installations and maintenance services related to these systems. Clock and cooling installations take three to four months to complete and are accounted for using the percentage of completion method in accordance with Statement of Position 81.-1. Revenue from contracts with customers that include customer acceptance provisions that are not confirmed until delivery and installation of the systems is recognized when the installation is complete and customer acceptance has occurred under the completed contract method of accounting.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (j)  Revenue recognition (continued)

          Revenue from the sale of customized hardware and software applications is recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured.


          Maintenance contracts to service installed clock and cooling systems are sold separately from these systems. Revenue from maintenance contracts is recognized rateably over the contract period during which services are performed, as vendor specific objective evidence of fair value for maintenance service is obtained.

     (k)  Inventory

          Inventory is stated at the lower of cost or net realizable value with cost being determined using the weighted average cost method. Obsolete or defective inventories are reduced to net realizable value.


          The work-in-progress inventory represents direct costs, including raw materials, labour and an allocation of overhead.


     (l)  Stock options

          SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted be recognized as compensation expense based on their fair values at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense. Stock based compensation for non-employees are accounted for using SFAS No. 123.

          The Company has modified the terms of its option plan for certain employees and, in accordance with Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, the Company has adopted variable plan accounting for these options. Under variable plan accounting, compensation expense is calculated and recorded each period from the date of modification to the date of measurement.

     (m)  Cash and cash equivalents

          Cash and cash equivalents consist of cash on deposit and highly liquid short-term, interest bearing securities, having original terms to maturity of three months or less.

     (n)  Warranty provision

          One of the Company's subsidiaries provides a warranty for some of the products sold. A provision for estimated warranty costs is charged to operations on the basis of management's estimate of costs to be incurred servicing warranty claims.

     (o)  Use of estimates

          The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Financial results as determined by actual events could differ from those estimates.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (p)  Comparative figures

          Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.


4.   ACQUISITIONS AND IMPAIRMENT OF ACQUIRED ASSETS

     (a)  ATS (formerly Schelfhout Computer Systemen N.V.)

          On January 10, 2000, the Company completed and closed the purchase of 100% of the issued and outstanding shares of ATS (formerly Schelfhout Computer Systemen N.V.), a Belgian company that supplies clocks and cooling systems to auction houses. The Company acquired the shares of ATS in exchange for 3,636,364 shares of common stock and cash of $4,000,000. The shares of common stock were valued at $3,636,364, based on their estimated fair value at January 10, 2000. Fair value was determined based on the cash price paid for stock in a contemporaneous private placement, the put feature related to the shares issued to acquire ATS and the market price of the Company's stock around the acquisition date.

          The  results  of   operations   of  ATS  have  been  included  in  the
          consolidated financial statements since the date of acquisition.


         The total purchase price of $7,636,364 was allocated as follows:

           Consideration received:
             Identifiable tangible assets                          $     369,205
             Acquired core technology                                    726,716
             Goodwill, representing excess of consideration
               over identifiable net assets acquired                   6,540,443
                                                                   -------------
                                                                   $   7,636,364
                                                                   =============

          Under the terms of the purchase agreement, the vendors agreed not to sell or transfer any of their shares except on the basis of a time release formula which presumes that the shares will be freely tradable at the time of release for sale or transfer.

          The terms of the purchase agreement also provide the vendors with a put feature which allows the vendors to sell the shares back to the Company at $1.65 per share at the time of release if they are not freely tradable.

          Under the time release formula, 454,545 shares are to be released on each of the 6, 12, 18 and 24 month anniversary dates of the closing and 606,061 shares are to be released on each of the 36, 48 and 60 month anniversary dates of the closing.

          Since the 3,636,364 shares issued to the vendors are subject to the put feature described above, which is beyond the Company's direct control, they have been classified as mandatory redeemable shares of common stock. During 2000, the Company accreted $938,000 to the mandatory redeemable shares of common stock and during 2001 the Company accreted $243,817 to the mandatory redeemable shares of common stock. These accretions were recorded under a straight-line assumption based on the shares not being considered free trading for two years from the closing date.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

4.   ACQUISITIONS AND IMPAIRMENT OF ACQUIRED ASSETS (continued)

     (a)  ATS (formerly Schelfhout Computer Systemen N.V.) (continued)

          The first 454,545 shares were not free trading on July 10, 2000, the first anniversary date of the acquisition and during 2001 the vendors sought to exercise their right to retract 909,090 shares, representing the first two tranchees under the time release agreement, on the basis that they were not free trading on their respective release dates (see also Note 25(a)).

          In December 2001, the Company wrote off the net carrying value of goodwill of $3,924,267 related to the ATS acquisition as the Company no longer considered the carrying amount of this goodwill to represent the amount by which the fair value of ATS exceeded the fair value of its net identifiable assets (see Note 11).

     (b)  Purchase of Kwatrobox B.V.

          Effective November 1, 2000, the Company acquired 100% of the issued and outstanding shares of Kwatrobox B.V. ("Kwatrobox"), a provider of electronic auction infrastructure and enterprise resource planning software, for cash of $1,573,250 and 1,250,000 shares of the Company plus performance related contingent consideration of up to 200,000 shares of common stock of the Company. Total consideration, excluding the contingently issueable shares was $2,883,250.

          750,000 of the shares issued upon closing on November 1, 2000, were held in escrow subject to a time release arrangement; 150,000 of which remain to be released on June 5, 2002.

          The performance shares were contingent upon Kwatrobox and its subsidiaries earning combined pre-tax income of between $1.0 million and $1.4 million for the period commencing on June 5, 2000 and ending July 4, 2003. No additional consideration is required where pre-tax earnings are less than $1 million for this period. The performance shares were not included in the purchase consideration at the time of purchase. Any additional consideration arising after the purchase was to be based on the fair value of the shares to be issued at that time and was to be recorded as an increase in goodwill.

          The purchase price of $2,883,250 was allocated as follows:

             Consideration received
               Goodwill, representing excess of consideration
                   over identifiable net assets acquired         $    4,137,369
               Net identifiable tangible liabilities                 (1,254,119)
                                                                 --------------
                                                                 $    2,883,250
                                                                 ==============

          The identifiable net tangible liabilities of Kwatrobox at November 1, 2000 consisted of a deficiency of cash and other working capital amounts of approximately $0.8 million, fixed assets of approximately $0.8 million and long-term debt of approximately $1.4 million.

          In September 2001, the Company decided to discontinue its financial support for Kwatrobox B.V. and its Netherlands subsidiaries as described in Note 1. As a result, the Company wrote off the following assets related to Kwatrobox and its subsidiaries:

            Working capital deficiency, fixed assets and
               long-term debt                                   $      (445,989)
            Goodwill                                                  3,386,785
                                                                ---------------
                                                                $     2,940,796
                                                                ===============

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

4.   ACQUISITIONS AND IMPAIRMENT OF ACQUIRED ASSETS (continued)

     (b)  Purchase of Kwatrobox B.V. (continued)

          The pro-forma results of Kwatrobox for the nine-month and two month periods ended September 30, 2001 and December 31, 2000 respectively are included in the Company's results of operations as presented and are approximately as follows (unaudited):

                                         Nine months ended      Two months ended
                                        September 30, 2001     December 31, 2000
                                        ------------------     -----------------

            Revenue                       $      2,871,600      $       630,000
            Cost of sales                       (1,853,500)            (496,000)
                                          ----------------      ---------------

            Gross profit                         1,018,100              134,000
            Operating expenses                  (2,104,000)            (412,000)
            Interest                               (37,000)              (7,000)
                                          ----------------      ---------------

            Net loss                      $     (1,122,900)     $      (285,000)
                                          ================      ===============

          Although Kwatrobox and its primary operating subsidiaries have filed for bankruptcy and a trustee has been appointed pursuant to the Netherlands bankruptcy laws, the Company's management believes that the Company is not exposed to further claims by creditors of Kwatrobox and its subsidiaries and no amounts have been accrued in these financial statements for such claims.

     (c)  Purchase of I-Three Inc.

          On November 27, 2000, the Company acquired 100% of the issued and outstanding shares of I-Three Inc. in exchange for 455,000 shares of the Company. I-Three Inc. specialized in real-time, business-to-business infrastructure technology. The total consideration paid was $218,400.

          The purchase price of $218,400 was allocated as follows:

            Consideration received
              Fair value of net identifiable tangible liabilities $    (616,092)
              Acquired core technology                                  667,594
              Acquired workforce                                        166,898
                                                                  -------------
                                                                  $     218,400
                                                                  =============

          The net identifiable tangible liabilities consisted of cash and working capital deficiency of approximately $0.8 million and fixed assets of approximately $0.2 million.

          In June 2001, the Company determined that the acquired workforce and acquired core technology obtained through the acquisition of I-Three Inc. would be terminated and abandoned respectively. As a result, the Company wrote off the following assets related to I-Three Inc.:

            Acquired workforce                                    $      144,461
            Acquired core technology                                     563,211
                                                                  --------------
                                                                  $      707,672
                                                                  ==============

          On August 29, 2001, the Company made an agreement with BoomBoat Inc. ("BoomBoat") whereby the Company paid BoomBoat to take over I-Three Inc.'s operations and employees paying BoomBoat a one-time fee of $181,943. In exchange, BoomBoat agreed to pay I-Three Inc., a royalty of 1% of revenues received from August 30, 2001 up to and including August 29, 2006. I-Three Inc. retained the rights to its technology and intellectual property.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

4.   ACQUISITIONS AND IMPAIRMENT OF ACQUIRED ASSETS (continued)

     (d)  Impairment   of  goodwill,   acquired   workforce  and  acquired  core
          technology

          The impairment of goodwill, acquired workforce and acquired core technology is comprised as follows:

            Goodwill for ATS                                      $   3,924,267
            Goodwill for Kwatrobox                                    3,386,785
            Acquired workforce for I-Three Inc.                         144,461
            Acquired core technology for I-Three Inc.                   563,211
            Less gain disposal of other identifiable assets
              and liabilities for Kwatrobox                            (445,989)
                                                                  -------------
                                                                  $   7,572,735
                                                                  =============


5.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following amounts:

                                                        2001               2000
                                                        ----               ----

     Accounts receivable                       $    1,243,188     $   1,683,130
     Allowance for doubtful accounts                  (12,840)          (82,259)
                                               --------------     -------------
                                               $    1,230,348     $   1,600,871
                                               ==============     =============


6.   INVENTORY

     Inventory consists of the following:
                                                         2001              2000
                                                         ----              ----

     Raw materials                             $      235,990     $     304,143
     Work-in-progress                                  45,418            99,331
     Finished goods                                   122,902           205,063
                                               --------------     -------------
                                               $      404,310     $     608,537
                                               ==============     =============

7.   INVESTMENT

     During 2001, the Company has recognized an impairment in the carrying amount of its equity investment in Aucxis Limited (Australia) in the amount of $484,448 because management believes the Company will not be able to recover its investment in Aucxis Limited (Australia).

     This impairment is included in share of loss of equity investment for 2001. The remaining investments balance consists of the Company's interest in SDL Invest N.V. (Belgium).

     During 2000 the Company recorded dilution gains totalling $708,003 with respect to Aucxis Limited (Australia) as a result of a dilution in shareholding in this former subsidiary because it issued additional shares to other shareholders.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

8.   PROPERTY, PLANT AND EQUIPMENT

                                                                                    2001              2000
                                                               Accumulated       Net Carrying      Net Carrying
                                                 Cost          Depreciation         Value             Value

     Land                                                 -               -                -          $ 85,178
     Building                                             -               -                -           502,661
     Furniture and fixtures                       $ 143,238        $ 18,319         $124,919           138,805
     Leaseholds                                      67,266          39,647           27,619            60,621
     Software                                       274,988         117,406          157,582           290,615
     Tools and equipment                            385,387         262,626          122,761           392,343
     Vehicles                                       788,922         514,949          273,973           262,298
                                           ----------------- --------------  ---------------   ---------------
                                                 $1,659,801        $952,947         $706,854        $1,732,521
                                           ================= ==============  ===============   ===============



9.   ACQUIRED WORKFORCE
                                                        2001               2000
                                                        ----               ----

     Cost                                      $      166,898     $     166,898
     Accumulated amortization                         (22,437)           (5,547)
     Written off I-Three Inc. (Note 4(c))            (144,461)                -
                                               --------------     -------------
                                               $            -     $     161,351
                                               ==============     =============


10.  ACQUIRED CORE TECHNOLOGY
                                                         2001              2000
                                                         ----              ----

     Cost                                      $    1,394,310     $   1,394,310
     Accumulated amortization                        (381,718)         (167,390)
     Written off I-Three Inc. (Note 4(c))            (563,211)                -
                                               --------------     -------------
                                               $      449,381     $   1,226,920
                                               ==============     =============


11.  GOODWILL
                                                         2001             2000
                                                         ----             ----

     Cost                                      $   10,677,812     $  10,677,812
     Accumulated amortization                      (3,366,760)       (1,438,064)
     Written off ATS (Note 4(a))                   (3,924,267)                -
     Written off Kwatrobox (Note 4(b))             (3,386,785)                -
                                               --------------     -------------
                                               $            -     $   9,239,748
                                               ==============     =============

12.  BANK INDEBTEDNESS

     The Company's bank indebtedness of $Nil (2000 - $423,432) bears interest at 6.25%, and is payable quarterly in arrears. The Company has unutilized facilities of $Nil (2000 - $99,130) (NLG232,003). The building, equipment and inventory of the Company's subsidiary, Kwatrobox, were pledged as security for this debt and these assets are now under the control of the trustee appointed under Netherlands law (see Notes 1 and 4(b)).

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

12.  BANK INDEBTEDNESS (continued)

     In addition, the Company's subsidiary, ATS, has available a bank credit facility of approximately $220,000 (247,000 EUR) which can be used for operating purposes. This credit facility bears interest at the bank's base rate plus 1.25% and is secured by a pledge of approximately $90,000 over certain assets of ATS (See also Note 25(c)).

13.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                         2001             2000
                                                         ----             ----

     Trade payables                            $      853,412     $   1,629,476
     Accrued liabilities                              263,000           360,047
     Payroll                                          346,420           652,556
     Warranty accrual                                       -            61,000
                                               --------------     -------------
                                               $    1,462,832     $   2,703,079
                                               ==============     =============


14.  DUE TO RELATED PARTIES
                                                         2001             2000
                                                         ----             ----

     Related party loans                       $            -     $     100,837
     Due to former Kwatrobox shareholders             352,335         1,218,954
                                               --------------     -------------

                                                      352,335         1,319,791
     Less:  Current portion                          (352,335)         (944,728)
                                               --------------     -------------
                                               $            -     $     375,063
                                               ==============     =============

     The four related party loans totalling $100,837 were interest bearing at 6% and were repaid in full in January 2001.

     The amount due to former Kwatrobox shareholders relates to the acquisition of Kwatrobox from these former shareholders and the balance is non-interest bearing.

     Included in the accounts payable is $59,000 (2000 - $Nil) due to a firm in which a director is a partner.

     Included in accounts payable is $33,494 (2000 - $Nil) due to a company controlled by directors of a subsidiary.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

15.  RELATED PARTY TRANSACTIONS

     The Company paid the following amounts to related parties during the year:

                                                                                        2001               2000
                                                                                        ----               ----

     Management fees to companies controlled by former directors             $       242,975      $           -

     Professional fees paid to a firm in which a director is a partner                59,000                  -

     Administration fees to a company with common directors                           38,391                  -

     Consulting fees to a company controlled by a director                            61,150                  -

     Consulting fees paid to a company controlled by the directors
     of a subsidiary                                                                 148,690                  -

     Rent paid to SDL Invest N.V. (Belgium)                                           87,140                  -

     Management fees paid to related companies by subsidiaries                             -            517,860


16.  LONG-TERM DEBT
                                                         2001              2000
                                                         ----              ----

     Loan - Tele Flower Auction B.V. (i)       $            -     $     160,229
     Mortgage (ii)                                          -           187,682
     Other loans (iii)                                254,698           300,378
                                               --------------     -------------

                                                      254,698           648,289
     Less:  Current portion                            89,055          (255,571)
                                               --------------     -------------
     Long-term debt                            $      165,643     $     392,718
                                               ==============     =============

     (i) Tele Flower Auction B.V. loaned Kwatrobox $427,277 (NLG1,000,000) on May 22, 1998. This loan was repayable in equal instalments of $53,410 (NLG125,000) over eight years, bearing interest at a rate of 5% per annum, payable annually. In November 2000, Kwatrobox paid Tele Flower Auction B.V. $160,229 (NLG375,000), with the agreement that no further interest payments will be required. The remaining balance of $160,229 (NLG375,000) was repaid in 2001. In addition to interest, Tele Flower Auction B.V. was also entitled to 10% of the annual after-tax profit of Nieaf Systems B.V., a subsidiary of Kwatrobox, over the term of the loan. As Nieaf Systems B.V. did not report a profit, no payments have been accrued or paid to date on account of interest.

     (ii) The mortgage related to a building owned by the Company's former subsidiary, Kwatrobox, and was interest bearing at 5.9%, payable monthly in addition to monthly principal instalments of $900 and matured in 2016. A bankruptcy trustee has taken control of this loan and the related building see Notes 1 and 4(b).

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

16.  LONG-TERM DEBT (continued)

     (iii) ATS has various vehicle loans, with interest rates ranging from 3.67% to 8.82%, and maturity dates ranging from March 2001 through August 2005, secured by the related vehicles.

          The debt repayments over the next five years are as follows:

         2002                                               $         89,055
         2003                                                         76,386
         2004                                                         42,591
         2005                                                         35,951
         2006                                                         10,715
                                                            ----------------
                                                            $        254,698
                                                            ================

          The weighted average interest rate on borrowings for the year ended December 31, 2001 is approximately 6.5%.


17.  INCOME TAXES

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes.

     Pursuant to SFAS 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential tax benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

     The Company has U.S. and European tax losses of approximately $18,000,000 to offset future years taxable income. These losses expire between fiscal 2014 and fiscal 2016.

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are outlined below:

                                                                             2001                 2000
                                                                             ----                 ----

     Net combined U.S. and European operating losses             $     18,000,000      $     9,180,000

     Statutory combined U.S. and European tax rate                          35%                     35%

     Effective tax rate                                                         -                    -

     Deferred tax asset                                                 6,300,000            3,213,000

     Valuation allowance                                               (6,300,000)          (3,213,000)
                                                                 ----------------      ---------------
     Net deferred tax asset                                      $              -      $             -
                                                                 ================      ===============

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

18.  COMMON STOCK

                                                                           Par       Additional
                                                         Number           Value        Paid In            Total
                                                        of Shares        ($.001)       Capital            Value
                                                        ---------        -------       -------            -----

     Balance, December 31, 1999                         39,820,000     $   39,820   $     (39,819)  $            1
     Issued shares of common stock (i)                   7,625,916          7,626       3,657,799        3,665,425
     Issued on exchange of warrants (i)                  8,965,899          8,966       4,300,528        4,309,494
     Issued as commission (i)                              327,878            328         157,268          157,596
     Issued as financing fee (ii)                          197,219            197         999,803        1,000,000
     Acquisition of Kwatrobox (Note 4)                   1,250,000          1,250       1,308,750        1,310,000
     Private placement (iii)                             4,072,639          4,073       7,410,927        7,415,000
     Acquisition of I-Three, Inc. (Note 4)                 455,000            455         217,945          218,400
     Dilution gain (Note 7)                                      -              -         708,003          708,003
     Stock-based compensation                                    -              -          14,469           14,469
                                                    --------------     ----------   -------------   --------------

     Balance, December 31, 2000                         62,714,551         62,715      18,735,673       18,798,388
     Issued on exercise of options                          58,500             58             527              585
                                                    --------------     ----------   -------------   --------------
     Balance on December 31, 2001                       62,773,051     $   62,773   $  18,736,200   $   18,798,973
                                                    ==============     ==========   =============   ==============

      (i) On January 7, 2000, the Company issued 7,625,916 shares of common stock and 8,965,899 share purchase warrants through a private placement. Net of cash costs of $163,391 and an additional 327,878 shares of common stock issued as a commission to an agent for the transaction, the Company raised net cash proceeds of $4,319,557 from this private placement. In addition the Company issued shares to five companies that collectively settled the Company's debt with a face value of $3,812,958. The 8,965,899 share purchase warrants were immediately exchanged for shares of common stock on a basis of one common share for each share purchase warrant. The investors included a related party and four parties related to this party through common shareholdings.

      (ii) Inconsideration for a loan of $1,000,000 provided on August 13, 1999 by Millennium Advisors Inc. ("Millennium"), a company with a common director, Millennium received 2,000,000 shares of the Company. In addition, Millennium received 197,219 shares of common stock of the Company as a financing and interest fee. These shares were issued in January 2000.

      (iii) On June 22, 2000, the Company completed a private placement of 4,072,639 shares at $1.842 per share of common stock for proceeds of $7,415,000 net of costs of $85,000.

                                                   Options for          Weighted
                                                     shares of           average
                                                        common    exercise price
                                                         stock         per share
                                                         -----         ---------

         Balance, December 31, 1999                  4,300,000             0.90
         Cancelled                                    (845,000)           (0.01)
         Cancelled                                  (3,050,000)           (0.85)
         Cancelled                                    (250,000)           (5.00)
         Issued - December 30, 2000                  8,058,000             0.35
                                                 -------------     ------------

         Balance December 31, 2000                   8,213,000             0.34
                                                 -------------     ------------

         Exercised                                     (58,500)             .01
         Cancelled                                  (5,100,000)             .35
                                                 -------------     ------------

                                                     3,054,500              .34
                                                 =============     ============

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

18.  SHARE CAPITAL (continued)

     (iii) (continued)

     The following table summarizes information about the Company's share options outstanding as at December 31, 2001.

                  Number outstanding   Weighted average   Number exercisable
                          at               Remaining               at
Exercise price    December 31, 2001    contractual life   December 31, 2001
--------------    -----------------    ----------------   -----------------

    $0.01                96,500               2.0                96,500
    $0.35             2,958,000               9.0             2,958,000

     The following reflects pro-forma net income and loss per share as if the Company had elected to adopt the fair value approach of Statement of Financial Accounting Standard (SFAS) 123:

                                                            2001            2000
                                                            ----            ----

         Loss
              As reported                          $  14,727,621    $  4,665,934
              Pro-forma                               16,558,631       7,077,693

         Basic and diluted loss per share
              As reported                                   0.23            0.09
              Pro forma                                     0.26            0.11

     The estimated fair value of each option granted was calculated using the Black-Scholes option-pricing model.

19.  CHANGE IN NON-CASH WORKING CAPITAL

                                                           2001            2000
                                                           ----            ----

     Accounts receivable                          $     370,523    $   (175,272)
     Inventory                                          204,227         217,566
     Prepaid expenses                                     8,291          41,272
     Accounts payable and accrued liabilities          (849,475)        265,417
     Deferred items                                    (600,746)       (671,344)
                                                  -------------    ------------
                                                  $    (867,180)   $   (322,361)
                                                  =============    ============

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

20.  SEGMENTED INFORMATION

     The Company operates in one operating segment, this being the installation of auction clocks and cooling systems.

     GEOGRAPHIC INFORMATION
                                                           2001            2000
                                                           ----            ----
     Revenue
         Canada                                   $     269,214    $      7,840
         Belgium                                      4,256,938       3,804,318
         Netherlands                                  2,916,327       1,046,805
                                                  -------------    ------------
                                                  $   7,442,479    $  4,858,963
                                                  =============    ============

     Identifiable long lived assets
         Canada                                   $     278,892    $  1,147,883
         Belgium                                        877,343       7,658,629
         Netherlands                                          -       3,554,029
                                                  -------------    ------------
                                                  $   1,156,235    $ 12,360,541
                                                  =============    ============


21.  LOSS PER COMMON SHARE

     The weighted average number of shares of common stock used for calculating the basic loss per share is 62,738,926 (2000 - 59,196,743). Fully diluted loss per share is the same as the basic loss per share for the year ended December 31, 2001 and 2000. Loss per share is determined based on the loss available to common shareholders as presented in the statement of operations, deficit and comprehensive loss.

     The 3,054,500 outstanding stock options are not included in the computation of earnings per share as they are anti-dilutive for the periods presented.

22.  SUPPLEMENTAL NON-CASH INFORMATION

     During 2001 the Company did not issue  shares for  non-cash  consideration.
     During  2000  the  Company   issued  shares  in  the   following   non-cash
     transactions:

          The Company issued 3,636,364 shares of common stock with a fair value of $3,636,364 in connection with the acquisition of SCS. (Note 4(a)).

          The Company issued 197,219 shares of common stock with a fair value of $1,000,000 to Millennium Advisors Inc. as payment of a financing fee and interest fee.

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

          The Company issued 455,000 shares of common stock (Note 4(c)) with a fair value of $218,400 in connection with its acquisition of I-Three Inc.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

23.  COMMITMENTS

     The Company incurred rental expenses under operating leases of $165,714 in 2001 (2000 - $385,625).

     The Company has future minimum lease payments under operating leases relating to premises at December 31, 2001 as follows:

     2002                                                 $         89,000
     2003                                                           89,000
     2004                                                           89,000
     2005                                                           89,000
     2006                                                           89,000
                                                          ----------------
                                                          $        445,000
                                                          ================


     In addition, the Company has an outstanding commitment to sell its remaining 40% investment in SDL Invest N.V. to a director of ATS under the terms of an option held by the ATS director.


24.  CONTINGENCIES

     (a) Claims totalling approximately $800,000 have been made against ATS, the Company's main Belgian subsidiary, by a competitor, Agro Marches Internationalaux S.A. No amounts have been recorded in these financial statements to provide for any possible settlement of these claims as management is unable to determine whether they have merit.

     (b) Certain customers of a subsidiary have filed claims totalling $70,000 against the subsidiary company. At present, there is insufficient information available to ascertain the likelihood of these claims being successful. Accordingly, no recognition of this contingent loss has been made.

     (c) A former employee of the Company has received a judgement from a Texas court against the Company for approximately $25,000. No provision has been made in these financial statements for this judgement as management believes this court has no jurisdiction over the matter.

25.  SUBSEQUENT EVENTS

     (a) Subsequent to December 31, 2001, the former owners of the Company's subsidiary, ATS (formerly Schelfhout Computer Systemen N.V.), sought to enforce the mandatory redemption feature related to the first two tranchees of shares totalling 909,090 be released under the terms of the purchase agreement described in Note 4(a) on the basis that these shares were not free trading at the time of release as contemplated in the agreement. The former owners of the Company's subsidiary, who are also directors of the subsidiary, brought an action against the Company to enforce a pledge on the shares of ATS, which was provided to secure the obligations of the Company under the agreement. This action was heard by a Belgian court which granted a remedy to the former owners of the subsidiary which allowed them to re-acquire a 7
          1/2% interest in the subsidiary from the Company in exchange for the transfer for cancellation of the first tranche of 454,545 shares of the Company in full satisfaction of the Company's obligations in relation to such shares under the agreement. No further action has been taken to December 31, 2001 with respect to the second tranche of 454,545 shares released on January 10, 2001.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
DECEMBER 31, 2001
--------------------------------------------------------------------------------

25.  SUBSEQUENT EVENTS (continued)

     (b) Subsequent to December 31, 2001, the Company announced that it had entered into negotiations with a competitor, Agra Marches Internationalaux S.A. to explore a possible merger of the two companies and enter into a non-binding Letter of Intent with Agra Marches Internationalaux S.A. in this regard.

          There is no certainty that any progress made to date with respect to such merger will ultimately lead to a merger of the two companies as details have not been finalized.

     (c) Subsequent to December 31, 2001 the bank extending the credit facility to ATS, as described in Note 12, notified the Company that the credit facility would be suspended pending the execution of a postponement agreement by the Company in favour of the bank. Although the Company has indicated its intention to execute this agreement, it has not yet been formally executed by the Company.


26.  NEW ACCOUNTING STANDARDS

     The Company will be required to adopt SFAS 133, Accounting for Derivative Instruments and Hedging Activities for the 2002 fiscal year. At present, the company does not use derivative financial instruments and does not enter into hedging transactions. Therefore, the impact of adopting SFAS 133 on financial reporting will not be material.

     The Company will also be required to adopt SFAS 142 Goodwill and Other Intangible Assets for its 2002 fiscal year. Based on the Company's existing intangible assets and its current accounting policy for such items, the impact of adopting SFAS 142 is not expected to result in a significant impact on the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Aucxis Corp. (formerly e-Auction Global
                                        Trading Inc.)

Dated: April 15, 2002
                                        By: /s/ Dennis Petke
                                           ------------------------------------
                                           Dennis Petke, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

        SIGNATURE                       TITLE                          DATE

/s/ Dennis Petke                Chief Financial Officer           April 12, 2002
---------------------------     & Director
      Dennis Petke

/s/ Neil Murphy                 Chief Operating Officer           April 12, 2002
---------------------------
       Neil Murphy

/s/ Gary Jessop                 Director                          April 12, 2002
---------------------------
       Gary Jessop

/s/ Bart Sonck                  Director                          April 12, 2002
---------------------------
       Bart Sonck

/s/ Lewis Reinders              Director                          April 12, 2002
---------------------------
     Lewis Reinders

         NUMBER                              DESCRIPTION
         ------                              -----------

          10.1 Convertible Bridge Loan Agreement, dated April 2, 2002 by and among Aucxis Corp, as borrower and ABN AMRO Capital (Belgium) NV, Bodin Saphir Pension Scheme, Magnum Technology Ltd. and J.J. Mennillo as lenders and Aucxis NY, as pledgor.

          10.2 Share Pledge Agreement, dated April 2, 2002 between Auxcis NV, as pledgor, and ABN AMRO Capital (Belgium) NV, Bodin Saphir Pension Scheme, Magnum Technology Ltd. and J.J. Mennillo as pledgees

          10.3 Escrow Agreement, dated April 2, 2002, by and among Aucxis Corp., ABN AMRO Capital (Belgium) NV, Bodin Saphir Pension Scheme, Magnum Technology Ltd., J.J. Mennillo and Blake, Cassels & Graydon LLP.

          16.1 Letter dated February 22, 2002, from PriceWatehouseCoopers LLP to the Securities and Exchange Commission.

          21.1      List of Subsidiaries.