Form 10KSB/A
period 2001-12-31
AUCXIS CORP
filed 2002-04-30
CIK 1102233

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-28741

                                  AUCXIS CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 NEVADA                              N/A
--------------------------------------      -------------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

     220 KING STREET WEST, SUITE 200               M5H 1K4
         TORONTO, ONTARIO CANADA
--------------------------------------      -------------------------
(Address of principal executive offices)          (Zip Code)

                         e-Auction Global Trading, Inc.
   (Former Name, Address and Former Fiscal Year, if Changed Since Last Report)
--------------------------------------------------------------------------------

Issuer's telephone number, including area code: 416-214-1587

Securities registered under Section 12(b) of the Exchange Act:  COMMON STOCK,
                                                                $.001 PAR VALUE

Securities registered under Section 12(g) of the Exchange Act: _______

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended December 31, 2001 were $ 7,442,479. The aggregate market value as at April 29, 2002 of the common stock of the registrant held by non-affiliates was approximately U.S. $843,768 calculated on the basis of the price of the last trade of the registrant's common stock, as reported by the OTC Bulletin Board on April 29, 2002. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

     The number of shares outstanding of the registrant's common stock as at April 29, 2002 was 66,409,415.

                      DOCUMENTS INCORPORATED BY REFERENCE

                              CAUTIONARY STATEMENT

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain statements in this report, except historical facts, regarding the Company's financial position, business strategy and plans of management for future operations are "forward looking statements" within the meaning within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which include, but are not limited to, words such as "expect," "believe, "anticipate," "estimate," "plan," "project," "strategy" and "intend" are based on management's beliefs and assumptions, and on information currently available to management and involve certain known and unknown risks, uncertainties and other factors which may cause these statements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include, among others, the Company's ability to finance its operations and the ability to obtain such financing, uncertainties relating to the integration of acquired businesses and operations, the Company's ability to successfully implement its business plan; potential fluctuations in financial results, dependence on product development, rapid technological and market change, failure to complete the manufacture of products on schedule and on budget, uncertainties relating to business and economic conditions in markets in which the Company operates or which relate to customer plans and commitments; dependence on intellectual property rights; the competitive environment in which the Company operates and such other risks as detailed from time to time in the Company's periodic reports filed with the United States Securities and Exchange Commission and other regulatory authorities..

                                    PART III
                                    --------


ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth the executive officers and directors of the Company, which officers are elected annually by the Board of Directors and hold office at the discretion of the Board.:


   NAME                           AGE       POSITION
   ----                           ---       --------

        Gary Jessop               39         Chairman of the Board, Director

        Dennis Petke              38         Chief Financial Officer & Director

        Neil Murphy               36         Chief Operations Officer

        Bart Sonck                37         Director

        Lewis Reinders            64         Director

SUMMARY BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

Gary Jessop, Chairman. Gary Jessop has been the Chairman of the board of directors since May 31, 2001. Gary Jessop is a partner with the Ottawa office of Blake, Cassels & Graydon LLP. He works primarily in the corporate/securities law group with his practice concentration involving general corporate/securities transactions, including acquisitions, private placements and prospectus offerings, both domestic and cross-border. Mr. Jessop provides ongoing general corporate advice to a number of high-technology companies. Mr. Jessop also regularly advises corporate boards and is corporate secretary to a number of companies. Mr. Jessop is a member of the Canadian Bar Association - Business Law and Media and Communications Law sections, the County of Carleton Law Association, and the Ottawa Association of Communications Lawyers. He was admitted to the Ontario bar in 1992 and has been a partner at Blake, Cassels & Graydon LLP since 1997. Mr. Jessop has a B.Comm from Carleton University (1985) and an LL.B. from the University of Ottawa (1990).

Dennis Petke, Chief Financial Officer, Corporate Secretary and Director.
Dennis Petke has served as Chief Financial Officer of the Company since August 21, 2001. Dennis Petke is currently a director of Crux Industries. Mr. Petke is
- qualified as a Chartered Accountant in Canada and is a member of the Institute of Chartered Accountants of B.C (1995). Mr. Petke provides contract and consulting services to public and private companies including quarterly reporting and corporate secretary services. His expertise is in the areas of operations analysis, systems design and implementation, corporate finance and corporate administration. Throughout his professional career, Mr. Petke has been involved with various financings including private placements, preferred shares issues and debt financings. Mr. Petke specialized in the audit of public companies while completing his articles. Mr. Petke is also a director of Crux Industries Inc.

Neil Murphy, Chief Operating Officer
Neil Murphy has served as Chief Operating Officer of the Company since August 21, 2001. Most recently, he was the Chief Operating Officer of a global financial and informational exchange initiative in the perishable commodities sector operating primarily in London. Previously, he was responsible for re-engineering operational processes, managing fulfillment logistics, and providing operational support for new product initiatives at Wingspan Bank, America's largest on-line consumer bank at the time.

Lewis Reinders, Director.
Mr. Reinders has been a director of the Company since May 31, 2001. Mr. Reinders is a registered professional engineer in the Province of British Columbia. At present, Mr. Reinders is the chairman of the official committee representing the equity holders of Sanga International Inc. He is the president of Lewis and Associates Engineering Ltd. providing national and international consulting services. He is also a board member of several private companies in the care-home and real estate industry. Between 1980 and 1997, Mr. Reinders was a partner and member of the board of directors of associated engineering, an engineering company with offices throughout Canada and overseas. Between 1990 and 1997, Mr. Reinders was the vice president-international of Associated Engineering International Ltd., responsible for raising capital for and managing international projects. Mr. Reinders is currently a director of Crux Industries Inc.

Bart Sonck, Director.
Bart Sonck has been a director of the Company since June 16, 2000. Mr. Sonck has also served in the following positions at ABN AMRO and its affiliated companies since 1994: (i) Senior Account Manager Corporate Banking for ABN AMRO Bank N.V. (Belgian Branch) Antwerp Office, where he was responsible for customer relations management and business development (1994 to 1998); (ii) Regional Manager Corporate Banking for ABN AMRO Bank N.V. (Belgian Branch) Brussels Office, where he was responsible for management of team of senior account managers, for Customer Relations

Management & Business Development (1998 to 1999); and (iii) Managing Director of ABN AMRO Capital Investments, where he is responsible for the development of the Private Equity and Venture Capital operations of ABN AMRO in Belgium (2000 to present). Mr. Sonck has been involved in the banking community for over ten years, having held positions with JP Morgan, Bank Brussel Lambert and, most recently, with ABN AMRO. Mr. Sonck holds a Master in Arts from Vrije Universiteit Brussel and a Master of Business Administration, Vrije Universiteit Brussel Solvay Business School. Mr. Sonck has also lectured at Hogere Taal- & Handelsleergangen in the areas of Quality Management in the Banking Industry, Trade & Export Finance, Interest and Currency Risk Hedging and Credit Negotiation for Relationship Managers.

The Company has no other employees. There are no family relationships between the directors and the executive officers of the Company. No director or executive officer of the Company has been involved in any legal proceedings during the past five years. Currently, upon being appointed to the Board of Directors, a director of the Company receives options to purchase up to 50,000 shares of the Company's common stock under the Company's 1999 Stock Option Plan. In addition, the Company compensates each of its directors Cdn $5,000 per annum and Cdn $500 for each meeting held for which such director attends.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's common stock ("Reporting Person"), to file with the Securities and Exchange Commission, on a timely basis, the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of the Company's common stock. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by it, the Company believes all filing requirements applicable to its directors, executive officers and beneficial owners of 10% or more of the common stock were complied with during fiscal 2001.


ITEM 10.   EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table sets forth certain information for the two (2) years ended December 31, 2001 and December 31, 2000 regarding the compensation of the Company's Named Executive Officers:


------------------------------------------------------------------------------------------------------------------------------------
                                                               SUMMARY COMPENSATION TABLE

                                       Annual compensation                            Long-term compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Awards                   Payouts
                                                                   Other        Restricted    Securities                   All
                                                                   annual         stock       underlying      LTIP        other
                                           Salary     Bonus     compensation      awards     options/ SARs   payouts   compensation
Name and Principal Position    Year        (US$)     (US$)         (US$)          (US$)         (#)          (US$)        (US$)
---------------------------    ----        -----     -----         -----          -----         ---          -----        -----
Shane Maine, CEO and            2000                      -           -            -             -             -            -
President (1)                                             -

Dan McKenzie, President, CEO    2001       $83,300   $31,250          o            o             o             o       $18,400
and Chairman (2)                2000      $150,000         -          -            -             -             -             -

David Hackett, Chief            2001       $68,750   $21,900          o            o             o             o       $18,200
Financial Officer(3)            2000      $100,000         -          -            -             -             -             -


Dennis Petke, Chief Financial   2001
Officer and Director(4)

Neil Murphy,                    2001
Chief Operating Officer(5)

(1) Shane Maine resigned as acting Chief Executive Officer and director on January 17, 2000. Mr. Maines options to purchase 1,000,000 shares of the Company's common stock canceled December 29, 2000, at which time no options had been exercised.

(2) Dan McKenzie resigned as President, Chief Executive Officer and Chairman August 13, 2001. The salary above is based on the prorated portion for the year. In addition, advances of $9,600 were forgiven and $8,800 was paid as part of a severance settlement.

(3) David Hackett resigned as Chief Financial Officer and Corporate Secretary August 13, 2001. The salary above is based on the prorated portion for the year. In addition, advances of $9,800 were forgiven and $8,400 was paid as part of a severance settlement.

(4) Dennis Petke was named as acting Chief Financial Officer and Corporate Secretary August 21, 2001. Mr. Petke is compensated under contract through Q4 Financial Group Inc., a company controlled by Mr. Petke, at a rate of $6,875 per month.

(5) Neil Murphy was named Chief Operating Officer August 21, 2001. Mr. Murphy is compensated under contract at $9,375 per month.



                     STOCK OPTION GRANTS IN LAST FISCAL YEAR



     No stock options were granted in the year ended December 31, 2001.

STOCK OPTION PLANS

     The Company maintains a stock option plan designated as the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan reserves 9,000,000 shares of the Company's Common Stock for issuance, upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of the Company's Common Stock.

     The purpose of the 1999 Plan is to encourage stock ownership by certain directors, officers and employees of the Company and certain other people instrumental to the success of the Company and give them a greater personal interest in the success of the Company. The 1999 Plan is administered by the Board of Directors and/or the Compensation Committee. The Board or the Compensation Committee, as applicable, within the limitations of the 1999 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, the time, manner and form of payment upon exercise of an option, and whether restrictions such as repurchase rights by the Company are to be imposed on shares subject to options. ISOs granted under the 1999 Plan may not be granted at a price less than the fair market value (110% of fair market value in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company) of the Common Stock on the date of grant. Options granted under the 1999 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of the voting stock of the Company). Except as otherwise provided in the individual option agreement granting such options, any options granted under the 1999 Plan are not transferable during the optionee's lifetime but are transferable at death by will or by the laws of descent and distribution.

EMPLOYMENT AGREEMENTS

     There are currently no employment agreements in effect with the Company's executive officers.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the shares of our common stock as of the date of April 29, 2002 by
(i) each person who is known by management to own beneficially more than five percent (5%) of our Company's issued and outstanding shares of common stock,
(ii) our Chief Operating Officer and each of our Company's other most highly compensated executive officers whose compensation on an annualized basis (salary and bonus) for services rendered in all capacities to the Company during the year ended December 31, 2001 exceeded US $100,000 (collectively, the "Named Executive Officers"), and (iii) each of our Company's directors.


                                                                                     NUMBER OF                PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                                 SHARES (1)                  CLASS
---------------------------------------------------------------------------------------------------------------------------
J. Andrews, in Trust for the Shareholders of Sanga International Inc.(2)                    16,500,000             24.9%
c/o Pachulski, Stong, Ziehl, Yang & Jones P.C.
10100 Santa Monica Blvd., Suite 1100, Los Angeles, CA 90067

ABN AMRO Capital Investments (Belgie) N.V.                                                   4,072,639              6.1%
Regentlaan 53, 1000 Brussels, Belgium

Luc Schelfhout                                                                           3,636,364 (3)              5.5%
Bornte 204/A, Stekene, Belgium 9190

Neil Murphy, COO                                                                                   Nil              *
c/o 220 King Street West, Suite 200, Toronto, Ontario M5H 1K4

Bart Sonck                                                                             100,000 (4) (5)              *
c/o 220 King Street West, Suite 200, Toronto, Ontario M5H 1K4

Gary Jessop, Chairman                                                                       50,000 (5)              *
c/o 220 King Street West, Suite 200, Toronto, Ontario M5H 1K4



                                                                                     NUMBER OF                PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                                 SHARES (1)                  CLASS
---------------------------------------------------------------------------------------------------------------------------
Lewis Reinders                                                                              50,000 (5)              *
c/o 220 King Street West, Suite 200, Toronto, Ontario M5H 1K4

Dennis Petke                                                                            62,000 (5) (6)              *
c/o 220 King Street West, Suite 200, Toronto, Ontario M5H 1K4

All executive officers and directors as a group (5 persons)                         262,000 (4)(5) (6)              *


*    represents less than 5%

1) The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any share as to which 33 the individual or entity has voting power or investment power. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days, whether pursuant to the exercise of options, conversion of securities or otherwise.
2) The shares are beneficially owned by Sanga International Inc., which is currently undergoing a restructuring pursuant to Chapter 11 of United States Bankruptcy laws. Sanga does not have any controlling shareholder. The sole officer of Sanga is John Andrews and its directors are John Andrews, Mitch Stein and Masood Jabor.
3)   Includes 1,818,182 shares held by Mr. Schelfhout's spouse, Hilde de Laet.
4) Includes options enabling the holder to purchase up to 50,000 shares, re-priced at an exercise price of $0.35 per share on December 30, 2000.
5) Includes options enabling the holder to purchase up to 50,000 shares, priced at an exercise price of $0.35 per share.
6)   Includes 12,000 shares held directly.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On August 24, 2000, Dan McKenzie, a former director and officer of the Company and David Hackett, a former officer of the Company, and Shane Maine, a former director and officer of the Company, received options to purchase up to an aggregated of 1,500,000, 1,000,000 and 1,000,000 shares of the Company's common stock, respectively. The options vested on the date of grant and were exercisable at an exercise price of $0.80 per share. The Company subsequently cancelled all of these options as of December 29, 2000. On December 30, 2000, Messrs. McKenzie and Hackett, received new options to purchase up to an aggregate of 1,500,000 and 1,000,000 shares of the Company's common stock, respectively, at the repriced exercise price of $0.35 per share, pursuant to their respective employment contracts dated December 30, 2000 with the Company.

     On December 30, 2000, Dan McKenzie, the former President, Chief Executive Officer and a former director of the Company entered into an agreement (the "McKenzie Employment Agreement") to serve as President and Chief Executive Officer of the Company, effective January 2000, in addition to serving on the board of directors of the Company. The McKenzie Employment Agreement provided for a base fee of CDN$200,000 per year, payable in equal semi-monthly payments, plus a bonus of CDN$50,000 subject to meeting certain benchmarks outlined in the agreement. Mr. McKenzie was provided with insurance benefits and other perquisites, including car allowance and professional fees, along with four weeks' vacation per annum, and the reimbursement of normal and reasonable business expenses. Under the McKenzie Employment Agreement, Mr. McKenzie was also granted options to purchase up to an aggregate of 1,500,000 shares of the Company's common stock. These options vested on the date of grant and were exercisable at approximately US$0.35 per share. The McKenzie Employment Agreement also provided for a one (1) year non-competition clause and a one (1) year non-solicitation clause.

     On December 30, 2000, David Hackett, the former Chief Financial Officer of the Company, entered into an agreement (the "Hackett Employment Agreement") with respect to his capacity as Chief Financial Officer of the Company, effective May 1, 1999. The Hackett Employment Agreement provided for a base fee of CDN$165,000 per year, payable in equal semi-monthly payments, plus a bonus of CDN$35,000 subject to meeting certain benchmarks outlined in the agreement. Mr. Hackett was also provided with insurance benefits and other perquisites, including car allowance and professional fees, along with four weeks vacation per annum, and the reimbursement of normal and reasonable business expenses. Under the Hackett Employment Agreement, Mr. Hackett was granted options to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. These options vested on the date of grant and were exercisable at approximately US $0.35 per share. The Hackett Employment agreement also provided for a one (1) year non-competition clause and a one (1) year non-solicitation clause.

     On August 2, 2001, the Company entered into an amending agreement with Dan McKenzie (the "McKenzie Amending Agreement") amending the terms of the McKenzie Employment Agreement. Among other things, the McKenzie Amending Agreement provided that the term of Dan McKenzie's employment with the Company would expire on December 31, 2001 unless extended or earlier terminated. The McKenzie Amending Agreement also provided that if Dan McKenzie resigned from his position with the Company he would continue to perform his duties up to a maximum of six months as a transition period. In addition, pursuant to the McKenzie Amending Agreement, if Dan McKenzie resigned, the Company would pay to Mr. McKenzie the severance amount prescribed in the McKenzie Employment Agreement.

     On August 2, 2001 the Company entered into an amending agreement with David Hackett (the "Hackett Amending Agreement") amending the terms of the Hackett
Employment Agreement. Among other things, the Hackett Amending Agreement provided that the term of David Hackett's employment with the Company would expire on December 31, 2001 unless extended or earlier terminated. The Hackett Amending Agreement also provided that if David Hackett resigned from his position with the Company he would continue to perform his duties up to a maximum of six months as a transition period. In addition, pursuant to the Hackett Amending Agreement, if David Hackett resigned, the Company would pay to Mr. Hackett the severance amount prescribed in the Hackett Employment Agreement.

     On October 9, 2001, the Company entered into minutes of settlement and a full and final mutual release and indemnification with Dan McKenzie, the former President, Chief Executive Officer and a former director of the Company and David Hackett, the former Chief Financial Officer of the Company, relating to an action commenced by Dan McKenzie and David Hackett in the Ontario Superior Court of Justice claiming damages for beach of contract. The Company paid the aggregate amount of CDN$63,000 to Dan McKenzie and David Hackett in full and final satisfaction of all claims by Dan McKenzie and David Hackett against the Company. On October 17, 2001, the Ontario Superior Court of Justice dismissed the action by Dan McKenzie and David Hackett against the Company.

     The Company has an ongoing agreement with Blake, Cassels & Graydon LLP for the provision of legal services to the Company. Mr. Gary Jessop, Chairman of the Company, is a partner with Blake, Cassels & Graydon LLP.

     The Company has an ongoing agreement with Q4 Financial Group Inc.("Q4 Financial") for the provision of accounting services including the provision of an accounting and administration office in Vancouver, BC, Canada. Dennis Petke, Chief Financial Officer and Director controls Q4 Financial and receives his compensation as Chief Financial Officer through this company.

     On March 22, 2000, the Company formed a new subsidiary, SDL Invest, N.V., to be owned 99% by the Company and 1% by Luc Schelfhout, a current officer of the Company, and his spouse, Hilde de Laet. As part of this transaction, Mr. Schelfhout and his spouse were granted an option to purchase the

Company's ownership interest in SDL Invest, N.V. at a nominal price, based upon the book value of the Company's contribution to capital.

     As of March 20, 2000, the Company and Millennium Advisors Inc. ("Millennium") agreed to terminate the March 1, 1999 consulting agreement. As part of such settlement, the Company agreed to pay, and did pay, Millennium $120,000 as full and final settlement under the agreement. Under the 1999 consulting agreement, the Company had agreed to pay to Millennium a management fee of $20,000 per month for advice and services with respect to mergers and acquisitions, corporate structuring, administration and financing. The Company also was party to a contract for service whereby Millennium would be paid 25% of any funds it raised by the sale of the Company's equity or issuance of debt by the Company in excess of the amount required to complete the acquisition of Schelfhout Computer Systemen N.V. No amounts were paid under this agreement prior to agreement's termination in March 2000. Michael Gilley, a former director and officer of the Company, is President of Millennium. As part of the settlement, stock options to purchase up to 250,000 shares of the Company's common stock granted to Mr. Gilley on August 29, 1999, at an exercise price of $5.00 per share, were cancelled. At the time these options had been granted, Mr. Gilley was a director of the Company.

     As part of an August 12, 1999 loan of $1,000,000 from Millennium, which loan was to be repaid within 30 days, Millennium received 197,219 shares of the Company's common stock, with a deemed value of $1,000,000 as a financing fee. The number of shares of the Company's common stock issued was based on the weighted average closing price over the five (5) trading days prior to the date the loan was granted. The shares were issued in January 2000.

     On January 10, 2000, acting through the Company's subsidiary e-Auction Belgium N.V. (now Aucxis N.V. (Belgium)), the Company purchased all of the shares of Schelfhout Computer Systemen N.V. for a purchase price of US $10 million. The purchase price was satisfied by (i) the payment of US $4 million in cash (US $1 million was paid in August 1999 and the US $3 million balance was paid on completing the acquisition in January 2000) and (ii) the issuance of 3,636,364 shares of the Company's common stock, at a price per share of $1.65, having an aggregate value of US $6 Million. Of the shares issued, 1,818,182 shares of the Company's common stock were issued to Luc Schelfhout, a current officer of the Company, and 1,818,182 shares of the Company's common stock were issued to Mr. Schelfhout's spouse, Hilde de Laet. The $1.65 per share price was a negotiated price among Luc Schelfhout, Hilde de Laet and the Company. The price was based, in part, on the weighted average 40 day trading price of the Company's stock from the period of October 18, 1999 to December 13, 1999. Management believes that the terms and conditions of the foregoing transactions were no less favorable to the Company than terms attainable from non-affiliated third parties. Management believes that the terms and conditions of the foregoing transactions were no less favorable to the Company than terms attainable from non-affiliated third parties.

     Management believes that the terms and conditions of the foregoing transactions were no less favorable to the Company than terms attainable from unaffiliated third parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Aucxis Corp. (formerly e-Auction Global
                                      Trading Inc.)

Dated: April 29, 2002
                                      By: /s/ Dennis Petke
                                         ---------------------------------------
                                         Dennis Petke, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

    SIGNATURE                      TITLE                          DATE


 /s/ Dennis Petke          Chief Financial Officer & Director     April 29, 2002
------------------------
     Dennis Petke


/s/ Neil Murphy            Chief Operating Officer                April 29, 2002
------------------------
    Neil Murphy


/s/ Gary Jessop            Director                               April 29, 2002
------------------------
    Gary Jessop


/s/ Bart Sonck             Director                               April 29, 2002
------------------------
    Bart Sonck


/s/ Lewis Reinders         Director                               April 29, 2002
------------------------
    Lewis Reinders