Form 10QSB
period 2002-03-31
AUCXIS CORP
filed 2002-06-28
CIK 1102233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                   FORM 10-QSB

            [X] Quarterly Report pursuant Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

            [ ] Transition report pursuant section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                                     0-9040
                                     ======

                             Commission file number

                                  Aucxis Corp.
                                  ============
        (Exact name of small business issuer as specified in its charter)

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



Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes......No.......





     As of June 24, 2002 there were 66,409,415 shares of the Registrant's common stock, par value $0.001 per share outstanding.





 Transitional Small Business Disclosure Format (check one) Yes......No....X....

              AUCXIS CORP. (FORMERLY E-AUCTION GLOBAL TRADING INC.)

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements                                                F-1

     Consolidated  Balance Sheet at March 31, 2002  (Unaudited) and          F-2
     December 31, 2001

     Consolidated    Statements   of   Operations,    Deficit   and          F-3
     Comprehensive  Loss  (Unaudited)  for the three  months  ended
     March 31, 2002 and March 31, 2001

     Consolidated  Statements  of Cash  Flows  (Unaudited)  for the          F-4
     three months ended March 31, 2002 and March 31, 2001

     Notes to Consolidated Financial Statements                      F-5 to F-18

Item 2.  Managements'   Discussion   and   Analysis  of   Financial            2
         Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                                     6

Item 5:  Other Information                                                     7

Item 6.  Exhibits and Reports on Form 8-K                                      8

Signatures                                                                     9

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements







         ---------------------------------------------------------------

                                  AUCXIS CORP.

                    (formerly e-Auction Global Trading Inc.)

                             (a Nevada Corporation)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                (in U.S. dollars)
         ---------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars)
--------------------------------------------------------------------------------------------------------------------

                                                                                  March 31,          December 31,
                                                                                    2002                 2001
--------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash and equivalents                                                         $        329,324      $       310,050
Accounts receivable (Note 5)                                                        1,354,001            1,230,348
Inventory (Note 6)                                                                    477,641              404,310
Prepaid expenses                                                                      102,219              113,528
                                                                             ----------------      ---------------
Total Current Assets                                                                2,263,185            2,058,236
Investments (Note 7)                                                                  111,362              115,772
Property, plant and equipment (Note 8)                                                546,491              706,854
Acquired core technology (Notes 4 and 10)                                             411,933              449,381
                                                                             ----------------      ---------------
Total Assets                                                                 $      3,332,971      $     3,330,243
                                                                             ================      ===============

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 13)                           $      1,701,908      $     1,462,832
Due to related parties (Note 14)                                                      351,992              352,335
Deferred revenue                                                                      757,786              711,551
Current portion of long-term debt (Note 16)                                            75,692               89,055
Deferred taxes                                                                         11,310               11,577
                                                                             ----------------      ---------------
Total Current Liabilities                                                           2,898,688            2,627,350
Long-term debt (Note 16)                                                              195,754              165,643
                                                                             ----------------      ---------------
Total Long-term Debt                                                                3,094,442            2,792,993
Mandatory Redeemable Shares of Common Stock (Note 4(a))                             4,818,181            4,818,181
                                                                             ----------------      ---------------

Total Liabilities                                                                   7,912,623            7,611,174
                                                                             ----------------      ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK, $0.001 par value; 250,000,000 shares
   authorized, 62,773,051 issued and outstanding                                       62,773               62,773
   Additional paid-in capital                                                      18,736,200           18,736,200
Accumulated other comprehensive income (loss)                                         143,690              149,900
Deficit                                                                           (23,522,315)         (23,229,804)
                                                                             ----------------      ---------------
Total Stockholders' Equity (Deficit)                                               (4,579,652)          (4,280,931)
                                                                             ----------------      ---------------
Total Liabilities and Stockholders' Equity (Deficit)                         $      3,332,971      $     3,330,243
                                                                             ================      ===============

Contingencies (Notes 1 and 23)
Subsequent Events (Note 24)


Approved on behalf of the Board of Directors:

-----------------------------------

-----------------------------------

(The accompanying notes are an integral part of these consolidated financial statements)

------------------------------------------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS, DEFICIT AND COMPREHENSIVE LOSS

(in U.S. dollars)
------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED MARCH 31                                                         2002                 2001
------------------------------------------------------------------------------------------------------------------

Revenue                                                                      $      1,308,512      $     1,966,175
Cost of goods sold                                                                   (590,071)          (1,001,509)
                                                                             ----------------      ---------------

                                                                                      718,441              964,666
                                                                             ----------------      ---------------

Selling, general and administrative expense                                           788,605            2,423,923
Depreciation and amortization expense                                                  82,925              737,832
Research and development                                                                    -              415,265
                                                                             ----------------      ---------------

                                                                                      871,530            3,577,020
                                                                             ----------------      ---------------

Loss from operations before the under-noted                                           153,089            2,612,354

Share of income (loss) of equity investment (Note 7)                                   (1,740)             178,031

Loss on sales and write down of assets                                               (114,886)                   -
                                                                             ----------------      ---------------

Loss before income taxes and non-controlling interest                                (269,715)          (2,434,323)

Income tax expense                                                                    (22,796)              (1,847)
                                                                             ----------------      ---------------

Loss for the period                                                                  (292,511)          (2,436,170)

Accretion of mandatory redeemable common stock
   to redemption value (Note 4(a))                                                          -              (61,553)

Deficit beginning of period                                                       (23,229,804)          (8,258,366)
                                                                             ----------------      ---------------

Deficit end of period                                                        $    (23,522,315)     $   (10,694,536)
                                                                             =================     ===============

Basic loss per share                                                                   (0.005)               (0.04)
                                                                             =================     ================

Loss for the period                                                          $       (292,511)     $    (2,436,170)

Foreign currency translation adjustments and
   other comprehensive income (loss)                                                   (6,210)              64,586
                                                                             ----------------      ---------------

Comprehensive loss                                                           $       (298,721)     $    (2,371,584)
                                                                             =================     ===============

Shares used in computing basic earnings per share                                  62,738,926           62,714,551
                                                                             ================      ===============

(Diluted loss per share has not been presented as the result is anti-dilutive)


(The accompanying notes are an integral part of these consolidated financial statements)

-------------------------------------------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in U.S. dollars)
-------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31                                                         2002                 2001
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Loss for the year                                                            $       (292,511)     $    (2,436,170)
Adjustments to reconcile net loss to cash
   Depreciation and amortization                                                       82,925              737,832
   Foreign exchange                                                                    (8,385)              60,210
   Stock options issued to non-employees                                                    -              311,531
   Share of loss of equity investment                                                   1,740             (178,031)
   Provision for impairment                                                            82,003                    -
   Gain on sale of assets                                                              32,883                    -
Net change in non-cash working capital items (Note 19)                                 99,369             (124,705)
                                                                             ----------------      ---------------

CASH USED IN OPERATING ACTIVITIES                                                      (1,976)          (1,629,333)
                                                                             ----------------      ---------------

FINANCING ACTIVITIES
Bank indebtedness                                                                           -              (16,524)
Related party repayments                                                                 (343)            (100,837)
Long-term debt (repayment)                                                             16,748               49,570
                                                                             ----------------      ---------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        16,405              (67,791)
                                                                             ----------------      ---------------

INVESTING ACTIVITIES
Purchase of property, plant and equipment (net of disposal proceeds)                   (1,440)            (441,214)
                                                                             ----------------      ---------------

CASH USED IN INVESTING ACTIVITIES                                                      (1,440)            (441,214)
                                                                             ----------------      ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
DURING THE PERIOD                                                                      12,989           (2,138,338)

EFFECT OF FOREIGN EXCHANGE ON CASH                                                      6,285              (27,644)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                         310,050            6,205,169
                                                                             ----------------      ---------------

CASH AND CASH EQUIVALENTS END OF PERIOD                                      $        329,324      $     4,039,187
                                                                             ================      ===============

Supplemental cash flow information:

Interest paid                                                                $          8,952      $             -
Taxes paid                                                                   $         22,796      $             -

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


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

     The Company has a serious working capital deficiency as at March 31, 2002 and has suffered recurring operating losses and has an accumulated deficit as at March 31, 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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


2.   BASIS OF PRESENTATION

     These financial statements consolidate the accounts of the Company, Aucxis Corp. (Nevada) and its wholly-owned subsidiaries as follows:

         Aucxis Corp. N.V. (Belgium)
         Aucxis Trading Solutions N.V. (formerly Schelfhout Computer Systemen
           N.V. (Belgium)
         I-Three Inc.
         e-Auction Global Trading Inc. (Barbados)
         Aucxis Corp. (Canada)

     The March 31, 2001 comparative figures also include the Netherlands subsidiaries described in Note 1 as these entities were controlled by the Company at that time.


     These financial statements also include the accounts of Scoop Software B.V. (Netherlands) which is 80% owned.

     The financial statements also include the Company's share of the net assets and earnings or loss of the Company's 48.2% investment in Aucxis Limited (Australia) and 40% (2001 - 100%) investment in SDL Invest N.V. (Belgium) which are accounted for by the equity method.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

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

     (d) Acquired workforce

         Acquired workforce is recorded at cost and amortized on a straight-line basis over its expected life of approximately five years. Acquired workforce related to I-Three Inc. was written off in the third quarter of 2001.


     (e) Acquired core technology

         Acquired core technology is recorded at cost and amortized on a straight-line basis over its expected life of approximately five years. Acquired core technology related to I-Three Inc. was written off in the third quarter of 2001.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (f) Goodwill

         Goodwill represents the costs of acquired businesses in excess of the fair values of the net identifiable assets acquired and is amortized on a straight-line basis over its expected life of five years.

         Late in 2001, the Company wrote off the remaining goodwill related to its acquisition of Kwatrobox as the Company discontinued its financial support for the business operated by Kwatrobox as described in Notes 1, 4(b) and 11.

         Late in 2001, the Company also wrote off the remaining goodwill related to its acquisition of ATS (formerly Schelfhout Computer Systemen N.V.) as the Company no longer considered the carrying amount of this portion of the goodwill to represent the amount by which the fair value of ATS exceeded the fair value of its net identifiable assets as described in Notes 4(a) and 11.

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

     (i) Income taxes

         The company provides for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts which are more likely than not to be realized. To date, the company's deferred tax assets, relating primarily to losses carried forward, have not been considered more likely than not to be realized and, accordingly, a valuation allowance equal to the deferred tax assets has been recorded.

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

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


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

         Since the 3,636,364 shares issued to the vendors are subject to the put feature described above, which is beyond the Company's direct control, they have been classified as mandatory redeemable shares of common stock. During 2001, the Company accreted $243,817 to the mandatory redeemable shares of common stock all of which was recognized in the last quarter of 2001.

         The first 454,545 shares were not free trading on July 10, 2000, the six-month anniversary date of the acquisition and during 2001 the vendors sought to exercise their right to retract 909,090 shares, representing the first two tranchees under the time release agreement, on the basis that they were not free trading on their respective release dates (see also Note 24(b)).

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

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

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

         In September 2001, the Company decided to discontinue its financial support for Kwatrobox B.V. and its Netherlands subsidiaries as described in Note 1. As a result, the Company wrote off a net asset deficiency of $445,989 and goodwill of $3,386,785 related to Kwatrobox and its subsidiaries.

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

         In June 2001, the Company determined that the acquired workforce and acquired core technology obtained through the acquisition of I-Three Inc. would be terminated and abandoned respectively. As a result, the Company wrote off acquired workforce of $144,461 and goodwill of $563,211 related to I-Three Inc.

         On August 29, 2001, the Company made an agreement with BoomBoat Inc. ("BoomBoat") whereby the Company paid BoomBoat to take over I-Three Inc.'s operations and employees paying BoomBoat a one-time fee of $181,943. In exchange, BoomBoat agreed to pay the Company, a royalty of 1% of revenues received from August 30, 2001 up to and including August 29, 2006. I-Three Inc. retained the rights to its technology and intellectual property.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

4.   ACQUISITIONS AND IMPAIRMENT OF ACQUIRED ASSETS (continued)

     (d) Impairment of goodwill, acquired workforce and acquired core technology

         The impairment provision for the year ended December 31, 2001 for goodwill, acquired workforce and acquired core technology is comprised as follows:

           Goodwill for ATS                                      $    3,924,267
           Goodwill for Kwatrobox                                     3,386,785
           Acquired workforce for I-Three Inc.                          144,461
           Acquired core technology for I-Three Inc.                    563,211
           Less gain on disposal of other identifiable assets
             and liabilities for Kwatrobox                             (445,989)
                                                                 --------------
                                                                 $    7,572,735


5.   ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following amounts:

                                                                    March 31,          December 31,
                                                                         2002                 2001
                                                                         ----                 ----
     Accounts receivable                                         $     1,354,001      $     1,243,188
     Allowance for doubtful accounts                                           -              (12,840)
                                                                 ---------------      ---------------

                                                                 $     1,354,001      $     1,230,348
                                                                 ===============      ===============


6.   INVENTORY

     Inventory consists of the following:
                                                                      March 31,          December 31,
                                                                           2002                 2001
                                                                           ----                 ----

     Raw materials                                               $       230,555      $       235,990
     Work-in-progress                                                    117,453               45,418
     Finished goods                                                      129,633              122,902
                                                                 ---------------      ---------------

                                                                 $       477,641      $       404,310
                                                                 ===============      ===============


7.   INVESTMENT

     During 2001, the Company recognized an impairment in the carrying amount of its equity investment in Aucxis Limited (Australia) in the amount of $484,448 because management believed that the Company will not be able to recover its investment in Aucxis Limited (Australia).

     This impairment is included in share of loss of equity investment for the year ended December 31, 2001. The remaining investments balance consists of the Company's interest in SDL Invest N.V. (Belgium).

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

8.   PROPERTY, PLANT AND EQUIPMENT

                                                                                   March 31,        December 31,
                                                                                     2002              2001
                                                                Accumulated      Net Carrying      Net Carrying
                                                 Cost           Depreciation         Value             Value
     Furniture and fixtures                        $ 96,103           $ 11,930         $ 84,173          $124,919
     Leaseholds                                           -                  -                -            27,619
     Software                                       274,746            124,935          149,811           157,582
     Tools and equipment                             57,832             28,951           28,881           122,761
     Vehicles                                       511,642            228,016          283,626           273,973
                                           ----------------- -----------------   --------------   ---------------

                                                   $940,323           $393,832         $546,491          $706,854
                                           ================= =================   ==============   ===============


9.   ACQUIRED WORKFORCE

                                                                         March 31,          December 31,
                                                                              2002                 2001
                                                                              ----                 ----
     Cost                                                         $              -      $       166,898
     Accumulated amortization                                                    -              (22,437)
     Written off I-Three Inc. (Note 4(c))                                        -             (144,461)
                                                                  ----------------      ---------------

                                                                  $              -      $             -
                                                                  ================      ===============


10.  ACQUIRED CORE TECHNOLOGY
                                                                         March 31,          December 31,
                                                                              2002                 2001
                                                                              ----                 ----

     Cost                                                         $        748,969      $     1,394,310
     Accumulated amortization                                             (337,036)            (381,718)
     Written off I-Three Inc. (Note 4(c))                                        -             (563,211)
                                                                  ----------------      ---------------

                                                                  $        411,933      $       449,381
                                                                  ================      ===============


11.  GOODWILL
                                                                         March 31,          December 31,
                                                                              2002                 2001
                                                                              ----                 ----

     Cost                                                         $              -      $    10,677,812
     Accumulated amortization                                                    -           (3,366,760)
     Written off ATS (Note 4(a))                                                 -           (3,924,267)
     Written off Kwatrobox (Note 4(b))                                           -           (3,386,785)
                                                                  ----------------      ----------------

                                                                  $              -      $             -
                                                                  ================      ===============

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


12.  BANK INDEBTEDNESS

     The Company's subsidiary, ATS, has available a bank credit facility of approximately $220,000 (247,000 EUR) which can be used for operating purposes. This credit facility bears interest at the bank's base rate plus 1.25% and is secured by a pledge of approximately $90,000 over certain assets of ATS.

     The Company has executed a postponement agreement in favour of the bank. Under the agreement the Company may not cause the ATS subsidiary to pay dividends to the Company or otherwise make payments to other companies in the group without the consent of the bank.


13.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following:

                                                                       March 31,          December 31,
                                                                            2002                 2001
                                                                            ----                 ----

     Trade payables                                             $      1,010,146      $       853,412
     Accrued liabilities                                                 119,290              263,000
     Payroll                                                             572,472              346,420
                                                                ----------------      ---------------

                                                                $      1,701,908      $     1,462,832
                                                                ================      ===============


14.  DUE TO RELATED PARTIES
                                                                       March 31,          December 31,
                                                                            2002                 2001
                                                                            ----                 ----

     Due to former Kwatrobox shareholders                                351,992              352,335

     Less:  Current portion                                             (351,992)            (352,335)
                                                                ----------------      ---------------

                                                                $              -      $             -
                                                                ================      ===============

     The amount due to former Kwatrobox shareholders relates to the acquisition of Kwatrobox from these former shareholders and the balance is non-interest bearing.

     Included in the accounts payable is $58,965 (2001 - $59,000) due to a firm in which a director is a partner.

     Included in accounts payable is $20,697 (2001 - $33,494) due to a company controlled by directors of a subsidiary.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

15.  RELATED PARTY TRANSACTIONS

     The Company incurred the following amounts to related parties during the period and year ended March 31, 2002 and December 31, 2001 respectively.

                                                                               March 31,            December 31,
                                                                                    2002                   2001
                                                                                    ----                   ----
     Management fees to companies controlled by former directors             $            -      $       242,975

     Professional fees paid to a firm in which a director is a partner                    -               59,000

     Administration fees to a company with common directors                          20,697               38,391

     Consulting fees to a company controlled by a director                                -               61,150

     Consulting fees paid to a company controlled by the directors
     of a subsidiary                                                                      -              148,690

     Rent paid to SDL Invest N.V. (Belgium)                                               -               87,140

16.  LONG-TERM DEBT
                                                                                  March 31,          December 31,
                                                                                       2002                 2001
                                                                                       ----                 ----

     Vehicle loans                                                           $      271,446      $       254,698

     Less:  Current portion                                                          75,692               89,055
                                                                             --------------      ---------------
     Long-term debt                                                          $      195,754      $       165,643
                                                                             ==============      ===============

     The vehicle loans have interest rates ranging from 3.67% to 8.82%, and maturity dates ranging from June 2002 through May 2006, and are secured by the related vehicles.

     The debt repayments over the next five years are as follows:

         2002                                              $         75,692
         2003                                                        92,102
         2004                                                        59,454
         2005                                                        35,159
         2006                                                         9,039
                                                           ----------------
                                                           $        271,446
                                                           ================

     The weighted average interest rate on borrowings is approximately 6.5%.


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

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

17.  INCOME TAXES (continued)

     The Company has U.S. and European tax losses of approximately $18,000,000 to offset future years taxable income. These losses expire between fiscal 2014 and fiscal 2016.

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are outlined below:

                                                                    Period ended           Year ended
                                                                       March 31,          December 31,
                                                                            2002                 2001
                                                                            ----                 ----
     Net combined U.S. and European operating losses            $     18,300,000      $    18,000,000
     Statutory combined U.S. and European tax rate                         35%                     35%
     Effective tax rate                                                        -                    -
     Deferred tax asset                                                6,405,000            6,300,000
     Valuation allowance                                              (6,405,000)          (6,300,000)
                                                                ----------------      ---------------
     Net deferred tax asset                                     $              -      $             -
                                                                ================      ===============


18.  COMMON STOCK

                                                                           Par       Additional
                                                         Number           Value        Paid In            Total
                                                        of Shares        ($.001)       Capital            Value
                                                        ---------        -------       -------            -----
     Balance, December 31, 2000                         62,714,551         62,715      18,735,673       18,798,388
     Issued on exercise of options                          58,500             58             527              585
                                                    --------------     ----------   -------------   --------------
     Balance on December 31, 2001 and
         March 31, 2002                                 62,773,051     $   62,773   $  18,736,200   $   18,798,973
                                                    ==============     ==========   =============   ==============

                                                                       Options for             Weighted
                                                                         shares of              average
                                                                           common        exercise price
                                                                             stock            per share
                                                                             -----            ---------
         Balance December 31, 2000                                       8,213,000                0.34
                                                                     -------------      --------------
         Exercised                                                         (58,500)                .01
         Cancelled                                                      (5,100,000)                .35
                                                                     -------------      --------------
         Balance December 31, 2001 and March 31, 2002                    3,054,500                 .34
                                                                     =============      ==============

     The following table summarizes information about the Company's share options outstanding as at December 31, 2001 and March 31, 2002.

                                      Weighted average
                                         Remaining
Exercise price   Number outstanding    contractual life      Number exercisable
--------------   ------------------  --------------------   --------------------
    $0.01                96,500                   2.0                  96,500
    $0.35             2,958,000                   9.0               2,958,000

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

18.  COMMON STOCK

     The following reflects pro-forma net income and loss per share as if the Company had elected to adopt the fair value approach of Statement of Financial Accounting Standard (SFAS) 123:

                                                                 March 31,
                                                                     2002

         Loss
              As reported                                    $    292,511
              Pro-forma                                           380,000

         Basic and diluted loss per share
              As reported                                                .005
              Pro forma                                                  .006

     The estimated fair value of each option granted was calculated using the Black-Scholes option-pricing model.


19.  CHANGE IN NON-CASH WORKING CAPITAL

                                                       March 31,    December 31,
                                                            2002           2001
                                                            ----           ----

     Accounts receivable                           $    (123,653)  $    370,523
     Inventory                                           (73,331)       204,227
     Prepaid expenses                                     11,309          8,291
     Accounts payable and accrued liabilities            239,076       (849,475)
     Deferred items                                       45,968       (600,746)
                                                   -------------   ------------

                                                   $      99,369   $   (867,180)
                                                   =============   ============

20.  SEGMENTED INFORMATION

     The Company operates in one operating segment, this being the installation of auction clocks and cooling systems.

     GEOGRAPHIC INFORMATION
                                                       March 31,       March 31,
                                                            2002            2001
                                                            ----            ----
     Revenue
         Canada                                    $           -   $      76,571
         Belgium                                       1,308,512         882,119
         Netherlands                                           -       1,007,485
                                                   -------------   -------------

                                                   $   1,308,512   $   1,966,175
                                                   =============   =============

                                                       March 31,    December 31,
                                                            2002            2001
                                                            ----            ----

     Identifiable long lived assets
         Canada                                    $     190,653   $     278,892
         Belgium                                         767,771         877,343
         Netherlands                                           -               -
                                                   -------------   -------------

                                                   $     958,424   $   1,156,235
                                                   =============   =============

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

21.  LOSS PER COMMON SHARE

     The weighted average number of shares of common stock used for calculating the basic loss per share is 62,738,926 (2001 - 62,714,551). Fully diluted loss per share is the same as the basic loss per share for the periods ended March 31, 2002 and 2001. Loss per share is determined based on the loss available to common shareholders as presented in the statement of operations, deficit and comprehensive loss.

     The 3,054,500 outstanding stock options are not included in the computation of earnings per share as they are anti-dilutive for the periods presented.


22.  COMMITMENTS

     The Company has future minimum lease payments under operating leases relating to premises at March 31, 2002 as follows:

     2002                                                $         66,750
     2003                                                          89,000
     2004                                                          89,000
     2005                                                          89,000
     2006                                                          89,000
                                                         ----------------
                                                         $        422,750


     In addition, the Company has an outstanding commitment to sell its remaining 40% investment in SDL Invest N.V. to a director of ATS under the terms of an option held by the ATS director.

23.  CONTINGENCIES

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

     (c)  A former  employee of I-Three  Inc.  has  received a judgement  from a
          Texas court against the Company for approximately $25,000. No provision has been made in these financial statements for this judgement as management believes this court has no jurisdiction over the matter.

     (d) The former owners of the Company's subsidiary, ATS (formerly Schelfhout Computer Systemen N.V.), sought to enforce the mandatory redemption feature related to the first two tranchees of shares totalling 909,090 be released under the terms of the purchase agreement described in Note 4(a) on the basis that these shares were not free trading at the time of release as contemplated in the agreement. The former owners of the Company's subsidiary, who are also directors of the subsidiary, brought an action against the Company to enforce a pledge on the shares of ATS, which was provided to secure the obligations of the Company under the agreement. This action was heard by a Belgian court which granted a remedy to the former owners of the subsidiary which allowed them to re-acquire a 7 1/2% interest in the subsidiary from the Company in exchange for the transfer for cancellation of the first tranche of 454,545 shares of the Company in full satisfaction of the Company's obligations in relation to such shares under the agreement. No further action has been taken with respect to the second tranche of 454,545 shares released on January 10, 2001.

--------------------------------------------------------------------------------
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
--------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2002 AND YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------

24.  SUBSEQUENT EVENTS

     (a) Subsequent to December 31, 2001, the Company announced that it had entered into negotiations with a competitor, Agra Marches Internationalaux S.A. to explore a possible merger of the two companies and enter into an non-binding Letter of Intent with Agra Marches Internationalaux S.A. in this regard.

          There is no certainty that any progress made to date with respect to such merger will ultimately lead to a merger of the two companies as details have not been finalized.

     (b) On April 16, 2002, Mr. Schelfhout and Mrs. De Laet filed a request for arbitration against Aucxis Corp. N.V. and the Company.

          The plaintiffs allege that the Company and Aucxis Corp. N.V. deliberately committed a number misrepresentations both prior to and subsequent to the closing the ATS share purchase agreement. They have alleged damages of up to USD 1,190,309 for which they seek to be compensated by Aucxis Corp. N.V. and the Company.

          These proceedings are presently in their initial stages and are not expected to be resolved for at least one year.

          On March 29, 2002 Mr. Schelfhout and Mrs. De Laet brought an ex parte application before the President of the Commercial Court of Dendermonde (Belgium), which granted them authorization to apply a restraint order to a portion of the ATS shares held by Aucxis Corp. N.V.

          The restraint order was effectively applied on that same date with a view to securing damages that may be due in respect of the arbitration proceedings.

          On April 29, 2002 Aucxis Corp. N.V. appealed the authorization and restraint order before the Court and a decision is expected by July 2002.

          The Company also brought an action against Mr. Schelfhout and Mrs. De Laet relating to irregularities in discharging their obligations as directors of ATS.

          On April 30, 2002, Mr. Schelfhout resigned as the managing director of ATS and ceased to perform the duties required of him under his management contract.

          All of these proceedings are currently in their initial stages and decisions are not expected before the end of the year. Management believes that the claims brought against the Company are without merit and does not expect that any impact resulting from them will have a material effect on the Company.


25.  NEW ACCOUNTING STANDARDS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Cautionary Statement for purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995: When used herein, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend", "plan" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Such statements are not guarantees of future performance and are subject to risks and significant uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These factors include, among others, the Company's ability to implement successfully its business plan and integrate any proposed and future acquisition and business arrangements, potential fluctuations in its financial results; procuring additional funding; any uncertainties relating to business and economic conditions in markets in which the Company operates; any uncertainties relating to customer plans and commitments; the timely development and market acceptance of the Company's technologies; possible product defects and product liability, dependence on intellectual property rights, the competitive environment in which the Company operates and other risks detailed from time to time in the Company's public filings. The occurrence of any unanticipated events may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this report.

Overview

Aucxis Corp. ("Aucxis" or the "Company") was originally incorporated in Nevada on January 8, 1998 under the name Kazari International, Inc. (Kazari). On February 26, 1999, Kazari and e-Auction Global Trading Inc. (Barbados) entered into a share exchange agreement pursuant to which agreement Kazari purchased e-Auction (Barbados) shares on a one for one basis. Kazari had no viable business activities at the time of the share exchange agreement. On June 10, 1999, Kazari amended its name to e-Auction Global Trading Inc. During fiscal year 2000, Aucxis acquired Schelfhout Computer Systemen N.V., Kwatrobox B.V., and I-Three, Inc. On June 12, 2001 the Company amended its charter to change its name to Aucxis Corp.

Aucxis currently has a wholly owned subsidiary, e-Auction (Barbados), which in turn has one wholly owned subsidiary, Aucxis Corp. (Canada). The Company also owns Aucxis Corp. (Belgium), directly, which in turn has one wholly owned subsidiary, Aucxis Trading Solutions NV ("ATS") (formerly Schelfhout Computer Systemen N.V.(Schelfhout)), a Belgium company. ATS has a 40% ownership interest in SDL Invest N.V. and a 33.3% interest in ATS Holland B.V. Aucxis also has a 48.2% investment in Aucxis Limited. (Australia) (formerly Hunter Capital Limited), that was written off in the prior year. Previously, Aucxis Limited was accounted for by the equity method.

The Company also owns V-Wholesaler B.V. and its wholly owned subsidiary, Kwatrobox B.V. and the subsidiaries of Kwatrobox B.V., 100% of Aucxis Business Solutions ("ABS") (formerly Automatiserngbureau Palm B.V.), 80% of Scoop Software B.V., 100% of Palm Veilingsystemen B.V., 100% of Nieaf Systems B.V. ("Nieaf"). Leading up to September 2001, management at ABS was unable to generate positive cash flow and continued to seek financial support from Aucxis Corp. Previous management had funded this subsidiary in an effort to support management efforts in excess of USD$2,000,000. After reviewing the subsidiaries, the new board of directors determined that ABS management had not shown an ability to generate profit and that it would not be in the interest of Aucxis Corp's shareholders to continue funding Kwatrobox or any of its subsidiaries. As a result, Kwatrobox B.V. and it's operating subsidiaries, ABS and Nieaf, filed for voluntary bankruptcy. Under the bankruptcy laws of the Netherlands, a trustee took control of Kwatrobox and its aforementioned bankrupt subsidiaries in October 2001. Due to the loss of control Aucxis Corp. has written off the assets and liabilities in its consolidated financial statements for the year ended December 31, 2001.

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

Through its subsidiary ATS, Aucxis is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems. The development of e-business services for perishable commodity marketplaces has been temporarily suspended pending further review of the business opportunities in this area. Aucxis continues to maintain a "staging environment" for testing and further research and development.

Highlights of the Quarter

Revenue for the three months ended March 31, 2002 was $1,308,512 as compared to $1,966,17 in the same period in 2001. Gross margin improved by 5% to 55% for the three months ended March 31, 2002 as compared to 50% in the same period last year.

Both the decrease in the revenue and the improvement in gross profit were a direct result of managements' decision to discontinue its financial support for the loss making Palm Automatisering (Aucxis Business Solutions "ABS") and Nieaf companies. ABS had continued to consume shareholder funds within a business that no longer forms part of Aucxis' refocused business strategy. Aucxis was unable to extract Nieaf from the Kwatrobox failure in spite of the fact that it did fit with the overall strategy. The assets of Nieaf were purchased from the receiver in partnership with the two largest flower auctions in the Netherlands. This is now operating as ATS Holland B.V.

Revenue for the quarter ended March 31, 2002 was driven entirely by continued growth in the installation of auction clock systems through ATS. ATS continues to derive its revenues from the development and installation of clock systems, cooling installations and associated maintenance contracts for auction halls.

Selling, general and administrative expense for the three months ended March 31, 2002 was $788,605 as compared to $2,423,923 for the corresponding three-month period in 2001. This decrease of almost 70% is directly attributed to the Company's cost management initiatives including the elimination of the expenses of Palm and Nieaf from the consolidated financial statements due to their bankruptcy last year. As I-Three is essentially inactive, virtually no expenses were incurred in this subsidiary. There has been no change in the number of employees as at March 31, 2002 in Belgium. The remaining two full-time employees in Toronto completed their notice periods in the quarter leaving the head office staff to consist of two contract executives and one contract advisor to the Company. As part of the Company's cost management initiatives all accounting and administration functions are provided on an "as needed" basis by a company controlled by the CFO, thus eliminating the need for permanent staff.

Depreciation and amortization expense for the three months ended March 31, 2002 was down almost 90% from the same three-month period last year. This decrease is the result of write-offs in the prior year of goodwill, acquired workforce and acquired core technology. All goodwill, acquired workforce and acquired core technology was written off for I-three. Goodwill related to the Kwatrobox acquisition was written off as a result of the voluntary bankruptcy of Kwatrobox and its subsidiaries, declared on September 19, 2001 by Nieaf, September 26, 2001 by Aucxis Business Solutions and October 3, 2001 by Kwatrobox. In addition, the net carrying value of goodwill related to the acquisition of ATS was written down as the Company no longer considered the carrying amount of this goodwill to represent the amount by which the fair value of ATS exceeds the fair value of the its net identifiable assets. During this quarter the only remaining items subject to depreciation were the ATS acquired core technology and the capital assets of the Company.

Research and development costs were $0 for the three months ended March 31, 2002 as compared to $415,265 for the three months ended March 31, 2001, as a result in part to the temporary suspension of development of the Collateral Management Utility and elimination of the operations of Kwatrobox and some of its subsidiaries due to their bankruptcy last year.

The loss for the three months ended March 31, 2002 was $292,511 as compared to $2,436,170 for the three months ended March 31, 2001. This significant improvement is attributed to the Company's ongoing cost management initiatives.

Management is continuing its revenue enhancing and cost management initiatives while simultaneously exploring various strategic options for the Company including business combinations and joint ventures with other companies in the perishable goods marketplace. The concentration of development on ATS, a wholly owned subsidiary, is justified by the continuing capture of new business and the further consolidation of ATS' leadership as the premier supplier of electronic trading systems to perishable agriculture and fish trading world-wide. During the three months ended March 31, 2002 ATS has been successful in securing significant trading system and maintenance contracts.

Liquidity and Capital Resources

As at March 31, 2002, the Company had a cash balance of $329,324 for a net increase of $19,000 from the cash balance on December 31, 2001. This increase is mainly due to additional borrowing offset by the purchase of additional equipment (approximately $1,400) and $2,000 utilized in operations.

Aucxis' consolidated financial statements are prepared on a going concern basis which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The projected cash flows for the Company are based upon assumptions that include, amongst others, increased growth within ATS and the success of future external financing initiatives. Management is examining a variety of options to raise additional financing, including but not limited to, consideration of merging operations with another company. In June of 2002, the Company was successful in raising $375,000 in the form of a convertible loan for working capital to be utilized at the head office level and at the level of its Belgian subsidiaries Aucxis NV and ATS, if need be. Aucxis is continuing its revenue enhancement and cost management initiatives, including working with creditors regarding outstanding payables and decreasing operating costs. It is not possible at this time to predict with any assurance the success of any other initiatives; however, management is working diligently towards the goal of self-sustainability.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Mr. Schelfhout and Mrs. De Laet, the former owners of the Company's subsidiary, ATS (formerly Schelfhout Computer Systemen N.V.), sought to enforce the mandatory redemption feature related to the first share payment totalling 454,545 of the Company's shares, which had been released under the terms of the purchase agreement between the Company and ATX described in Note 4(a) to the Notes to Financial Statements, on the basis that these shares were not free trading at the time of release as contemplated in the purchase agreement. The former owners of ATS, at the time both directors of the Company's subsidiary, brought an action against the Company to enforce a pledge on the shares of ATS, which was provided to secure the obligations of the Company under the purchase agreement. This action was heard by a Belgian court which granted a remedy to the former owners of the subsidiary which allowed them to re-acquire a 7 1/2% interest in the subsidiary from the Company in exchange for the transfer for cancellation of the first payment of 454,545 shares of the Company in full satisfaction of the Company's obligations in relation to such shares under the agreement. No further action has been taken with respect to the second payment of 454,545 shares released on January 10, 2001.

On March 29, 2002 Mr. Schelfhout and Mrs. De Laet brought an ex parte application before Court of Dendermonde (Belgium), which granted them authorization to apply a restraint order to a portion of the ATS shares held by Aucxis NV (Belgium). The restraint order was effectively applied on that same date with a view to securing the alleged damages that may be due in respect of the arbitration proceedings. On April 29, 2002 Aucxis NV (Belgium) appealed the said authorization and restraint order, which it also believes to be without merit, before the Court of Dendermonde (Belgium), in which proceedings a decision is expected by the end of September 2002.

On April 16, 2002, Mr. Schelfhout and Mrs. De Laet filed a request for arbitration against Aucxis NV (Belgium) and the Company. The plaintiffs allege that the Company and Aucxis NV (Belgium) deliberately committed a number of misrepresentations both prior to and subsequent to the closing of the ATS share purchase agreement. They have alleged damages of up to USD 1,190,309 for which they seek to be compensated by Aucxis NV (Belgium) and the Company. These proceedings are presently in their initial stages and are not expected to be resolved before the end of the fiscal year. Management believes that the claim brought against Aucxis NV (Belgium) and itself is without merit and intends to vigorously defend both itself and Aucxis NV (Belgium).

On March 26, 2002, Mr. Schelfhout resigned as the managing director of ATS, as a consequence of which ATS brought a civil law action before the Commercial Court of Dendermonde (Belgium) on May 17, 2002, aiming at establishing that such resignation has caused the management contract under which Mr Schelfhout performed his management duties to be terminated, entitling ATS to cease all payments of management fees and to demand damages.

On May 14, 2002 Aucxis NV (Belgium) brought an action against Mr. Schelfhout and Mrs. De Laet before the Court of Dendermonde (Belgium) relating to certain irregularities in the deletion of a non-compete clause from ATS' articles of association.

The two latter proceedings are both currently in their initial stages and decisions are not expected before the end of the fiscal year.

In June 2002, the Company received notice that Parody Group Ltd. and Seabreeze Services Ltd. (the "plaintiffs") commenced an action in the Supreme Court of British Columbia naming Aucxis Corp., and five other defendants, including Aucxis Corp. (Canada) the Company's non-operating subsidiary, relating to a loan by the plaintiffs in the amount of $700,000. The plaintiffs are claiming that the loan was not properly repaid to them. Management believes that the claim brought against the Company and its Ontario subsidiary is without merit and intends to vigorously defend both itself and Aucxis Corp (Canada).

Management does not expect that any impact resulting from the above mentioned proceedings will have a material effect on the Company.

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

Item 5.    Other Information

At an extraordinary general meeting of the shareholders of ATS held on March 27, 2002, the Board of Directors of ATS was restructured, appointing as directors Mr. Lewis Reinders, a director of Aucxis Corp., and Mr. Neil Murphy, Chief Operating Officer of Aucxis Corp. Mrs. Hilde De Laet was removed as a director of ATS. On March 26, 2002, Mr. Schelfhout tendered his resignation as Managing Director of ATS to the Board of ATS. The new Board of Directors of ATS held its first board meeting on April 30, 2002, at which time the board accepted Mr. Schelfhout's resignation. ATS held an extraordinary general meeting of shareholders on June 14, 2002 at which time Mr. Schelfhout was removed as a director of ATS and two new directors were appointed, Mr Geert Vonck and Mr. Nicholas Saphir. Mr. Murphy will act as Chairman of the Board and Interim Day-to-Day Manager of ATS supported by Mr. Geert Vonck, who is the current Assistant Managing Director of ATS and Mr. Patrick Catthoor, Manager, Technical Department.

In June 2002, the Company obtained $375,000 in new funding by the completion of a convertible loan transaction with three lenders. The convertible loan essentially provides a bridge facility for working capital purposes, both at the head office level and at the level of the Belgian subsidiaries Aucxis NV and ATS. The convertible loan bears interest at a rate of 12.5% per annum. Both principal and interest are due to be repaid in a lump sum on December 31, 2002. The principal and interest outstanding are convertible into common shares of the Company at a conversion rate of $0.01 per share at the option of the lenders anytime prior to repayment. The Company may repay the convertible loan at anytime without penalty subject to the right of the lenders to convert the loan into common shares prior to repayment. Initially all of the loan proceeds were placed in escrow with an escrow agent, subject to being drawn down by the Company when funds are required. Funds not drawn down are subject to interest payment but are not entitled to be converted into shares. As security for the repayment of the convertible loan, Aucxis NV (Belgium) has pledged its interest in the shares of ATS to the three lenders on a without prejudice basis regarding the rights which Mr Schelfhout and Mrs De Laet could derive from the pledge granted to them on execution of the ATS purchase agreement and from the restraint orders applied by them to the ATS shares held by Aucxis NV (Belgium) on July 17, 2001 and March 29, 2002. Aucxis is pursuing additional funding and until such funding is received, there is no certainty that the Company will be able to fulfill its obligation under the convertible loan.

Item 6.    Exhibits And Reports On Form 8-K

         (a)      Exhibits.

      Exhibit #        Exhibit name

      10.1 Form of Convertible Bridge Loan Agreement dated April 16, 2002 among Aucxis Corp., as borrower, and ABN AMRO Capital (Belgium) NV, Bodin Saphir Pension Scheme, Magnum Technology Ltd., J.J. Mennillo, as lenders, and Aucxis NV, as Pledgor.

      10.2 Form of Pledge Agreement dated April 2, 2002 among Aucxis NV, as Pledgor, and ABN AMRO Capital (Belgium) NV, Bodin Saphir Pension Scheme, Magnum Technology Ltd., J.J. Mennillo, as pledgees.

      10.3 Form of Escrow Agreement dated April 2, 2002 among Aucxis Corp., ABN AMRO Capital (Belgium) NV, Bodin Saphir Pension Scheme, Magnum Technology Ltd., J.J. Mennillo and Blake, Cassels & Graydon LLP, as escrow agent.

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 28, 2002                         Aucxis Corp.
                                             (Registrant)


                                             By:  /s/ Dennis E. Petke
                                                  -------------------
                                                  Dennis E. Petke,
                                                  Chief Financial Officer
                                                  (duly authorized officer)