Form 10QSB
period 2002-06-30
AUCXIS CORP
filed 2002-09-16
CIK 1102233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-QSB

[X] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

[  ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

0-9040

Commission file number

Aucxis Corp.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction)

Pending
(IRS Employer of incorporation or organization Identification No.)

220 King Street West, Suite 200 Toronto, Ontario, M5H 1K4 Canada
(Address of principal executive offices)

     416-214-1587
(Issuer's telephone number)

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

As of September 16, 2002 there were 66,409,415 shares of the Registrant's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one);

Yes......No....X....

AUCXIS CORP. (FORMERLY E-AUCTION GLOBAL TRADING INC.)

FORM 10-QSB

ITEM 1. Financial Statements
Aucxis Corp.
(formerly e-Auction Global Trading Inc.)
(a Nevada Corporation)

Consolidated Financial Statements
(Unaudited)
June 30, 2002
(expressed in U.S. dollars)

___________________________________________________________________________________________________________________________
AUCXIS CORP.
( formerly e-Auction Global Trading Inc.)

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars)
__________________________________________________________________________________________________________________________

	June 30, 2002	December 31, 2001

ASSETS

CURRENT ASSETS
Cash and equivalents	$305,686	$310,050
Accounts receivable (Note 5)	1,562,894	1,230,348
Inventory (Note 6)	2,062,959	404,310
Prepaid expenses	94,941	113,528

Total Current Assets	4,026,480	2,058,236

Investments (Note 7)	126,183	115,772
Property, plant and equipment (Note 8)	482,085	706,854
Acquired core technology (Notes 4 and 10)	374,485	449,381

Total Assets	$5,009,233	$3,330,243

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 13)	$1,288,680	$1,462,832
Due to related parties (Note 14)	372,071	352,335
Deferred revenue	2,747,436	711,551
Current portion of long-term debt (Note 16)	469,382	89,055
Deferred taxes	12,815	11,577

Total Current Liabilities	4,890,384	2,627,350
Long-term debt (Note 16)	135,055	165,643

Total Long-term Debt	5,025,439	2,792,993
Mandatory Redeemable Shares of Common Stock (Note 4(a))	4,818,181	4,818,181

Total Liabilities	9,843,620	7,611,174

STOCKHOLDERS’ EQUITY (DEFICIT)

COMMON STOCK, $0.001 par value; 250,000,000 shares
authorized, 62,773,051 issued and outstanding	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive income (loss)	143,682	149,900
Deficit	(23,777,042)	(23,229,804)

Total Stockholders’ Equity (Deficit)	(4,834,387)	(4,280,931)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,009,233	$3,330,243

Contingencies (Notes 1 and 23)
Subsequent Events (Note 24)

(The accompanying notes are an integral part of these consolidated financial statements)

___________________________________________________________________________________________________________________________
AUCXIS CORP.
( formerly e-Auction Global Trading Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS, DEFICIT AND COMPREHENSIVE LOSS

(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002
__________________________________________________________________________________________________________________________

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenue	$2,610,771	$3,587,000	$1,302,259	$1,620,834
Cost of goods sold	(1,319,344)	(1,745,535)	(729,273)	(743,844)

	1,291,427	1,841,656	572,986	876,990

Selling, general and administrative expense	1,609,068	4,205,219	820,463	1,686,453
Depreciation and amortization expense	121,930	1,392,433	39,005	654,601
Research and development	-	973,915	-	558,650
Write off of required workforce and technology	-	806,676	-	806,676

	1,730,998	7,378,243	859,468	3,706,380

Loss before the under-noted	(439,571)	(5,536,587)	(286,482)	(2,829,390)

Share of income (loss) of equity investment	-	90,048	1,740	(87,983)

Interest income	-	121,648	-	26,805

Loss on sales and write down of assets	(115,772)	-	(886)	-

Loss before income taxes and non-controlling interest	(555,343)	(5,324,891)	(285,628)	(2,890,568)

Income tax recovery (expense)	8,105	4,490	30,901	6,337

Non-controlling interest	-	(2,694)	-	(2,694)

Loss for the period	(547,238)	(5,323,095)	(254,727)	(2,886,925)

Deficit beginning of period	(23,229,804)	(8,258,366)	(23,522,315)	(10,694,536)

Deficit end of period	(23,777,042)	(13,581,461)	(23,777,042)	(13,581,461)

Basis loss per share	$(0.01)	$(.08)	$(0.01)	$(0.05)

Loss for the period	$(547,238)	$(5,232,895)	$(254,727)	$(2,886,925)

Foreign currency translation adjustments and
other comprehensive income (loss)	(6,218)	158,235	(8)	93,649

Comprehensive loss	$(553,456)	$(5,164,860)	$(255,019)	$(2,793,276)

Shares used in computing basic earnings per share	62,738,926	62,714,551	62,738,926	62,714,551

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of these consolidated financial statements)

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30	2002	2001

OPERATING ACTIVITIES
Loss for the period	$(547,238)	$(5,323,095)
Adjustments to reconcile net loss to cash
Depreciation and amortization	121,930	1,392,433
Foreign exchange	35,466	(49,111)
Stock options issued to non-employees	–	4,795
Share of loss of equity investment	–	(90,048)
Provision for impairment	82,003	806,676
Loss on sale of assets and other	33,769	2,694
Net change in non-cash working capital items (Note 19)	(109,637)	3,497

CASH USED IN OPERATING ACTIVITIES	(383,707)	(3,252,159)

FINANCING ACTIVITIES
Bank indebtedness	–	(9,784)
Related party repayments	–	(820,214)
Long-term debt (repayment)	349,739	149,102

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	349,739	(680,896)

INVESTING ACTIVITIES
Purchase of property, plant and equipment (net of disposal proceeds)	(1,440)	(486,649)

CASH USED IN INVESTING ACTIVITIES	(1,440)	(486,649)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
DURING THE PERIOD	(35,408)	(4,419,704)

EFFECT OF FOREIGN EXCHANGE ON CASH	31,044	(55,981)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	310,050	6,205,169

CASH AND CASH EQUIVALENTS END OF PERIOD	$305,686	$1,729,484

Supplemental cash flow information:

Interest paid	$16,851	$–
Taxes paid	$8,105	$–

(The accompanying notes are an integral part of these consolidated financial statements)

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

1.    NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Aucxis Corp. (the “Company”) changed its name from e-Auction Global Trading Inc. in June 2001.

The Company is currently developing e-business services for the perishable commodity marketplace primarily in Europe. In addition, through its subsidiary, Aucxis Trading Solutions N.V. (ATS) (formerly Schelfhout Computer Systemen N.V.), the Company is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems. To date the Company has not earned significant revenue from its Internet -based auction systems and the success of these systems will depend upon market acceptance of a commercially viable prototype and obtaining adequate resources to complete and implement these systems. The Company is not yet able to determine whether these efforts will be successful.

In September 2001, the Company decided to discontinue its financial support for its subsidiaries in The Netherlands, including V-Wholesale N.V., Kwatrobox B.V., Palm Verlingsystemen B.V., Scoop Software B.V., Automatiseringsbureau Palm N.V., and Nieaf Systems B.V. (together “Kwatrobox”) as the businesses operated by these companies no longer form part of the company’s refocused business strategy. As a result, Kwatrobox and its operating subsidiaries, Automatiseringsbureau Palm N.V. and Nieaf Systems B.V., filed for bankruptcy and under the bankruptcy laws of the Netherlands, a trustee took control of Kwatrobox and its subsidiaries in October 2001.

The Company has a serious working capital deficiency as at June 30, 2002 and has suffered recurring operating losses and has an accumulated deficit as at June 30, 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon effective implementation of revenue and cost management alternatives and the success of potential future external financing initiatives.

Management is considering various revenue and cost management alternatives and is examining a variety of options to raise additional financing, including the possibility of merging the Company’s operations with another company. It is not possible at this time to predict with any assurance the success of these initiatives.

2.    BASIS OF PRESENTATION

These financial statements consolidate the accounts of the Company, Aucxis Corp. (Nevada) and its wholly-owned subsidiaries as follows:

Aucxis N.V. (Belgium)
Aucxis Trading Solutions N.V. (formerly Schelfhout Computer Systemen N.V. (Belgium – 92.5% owned by Aucxis N.V.)
I-Three Inc.
e-Auction Global Trading Inc. (Barbados)
Aucxis Corp. (Canada)

The June 30, 2001 comparative figures also include the Netherlands subsidiaries described in Note 1 as these entities were controlled by the Company at that time.

These financial statements also include the accounts of Scoop Software B.V. (Netherlands) which is 80% owned.

The financial statements also include the Company’s share of the net assets and earnings or loss of the Company’s 48.2% investment in Aucxis Limited (Australia) and 40% (2001 – 100%) investment in SDL Invest N.V. (Belgium) which are accounted for by the equity method.

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   Foreign exchange translation

The Company’s functional currency is U.S. dollars, except that its main operating subsidiaries function in Netherland guilders and euros. Foreign denominated non-monetary assets, liabilities and other items are measured in U.S. dollars using the exchange rate prevailing at the respective transaction dates. Monetary assets and liabilities denominated in foreign currencies are measured at exchange rates prevailing at the balance sheet date. Resulting remeasurement adjustments are included in income. The Company applies the current exchange rate to translate the operating subsidiaries’ assets and liabilities and average exchange rate for the year to translate revenues, expenses and gains and losses, into U.S. dollars. The resulting translation adjustments are included as a separate component of comprehensive loss within shareholders’ equity.

(b)   Financial instruments

The Company’s financial instruments consist of cash and cash equivalents and bank indebtedness, accounts receivable, accounts payable and accrued liabilities amounts, due to related parties, deferred revenue, long-term debt and contingencies. The fair values of these financial instruments approximate their carrying values due to their short-term nature and normal trade terms.

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

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

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

(i)   Income taxes

The company provides for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using enacted tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts which are more likely than not to be realized. To date, the company’s deferred tax assets, relating primarily to losses carried forward, have not been considered more likely than not to be realized and, accordingly, a valuation allowance equal to the deferred tax assets has been recorded.

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

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

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

(l)   Stock options

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that stock awards granted be recognized as compensation expense based on their fair values at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense. Stock based compensation for non-employees are accounted for using SFAS No. 123.

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

(n)   Warranty provision

One of the Company’s subsidiaries provides a warranty for some of the products sold. A provision for estimated warranty costs is charged to operations on the basis of management’s estimate of costs to be incurred servicing warranty claims.

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

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(p)   Comparative figures

Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

4.   ACQUISITIONS AND IMPAIRMENT OF ACQUIRED ASSETS

(a)   ATS (formerly Schelfhout Computer Systemen N.V.)

On January 10, 2000, the Company completed and closed the purchase of 100% of the issued and outstanding shares of ATS (formerly Schelfhout Computer Systemen N.V.), a Belgian company that supplies clocks and cooling systems to auction houses. The Company acquired the shares of ATS in exchange for 3,636,364 shares of common stock and cash of $4,000,000. The shares of common stock were valued at $3,636,364, based on their estimated fair value at January 10, 2000. Fair value was determined based on the cash price paid for stock in a contemporaneous private placement, the put feature related to the shares issued to acquire ATS and the market price of the Company’s stock around the acquisition date.

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

Since the 3,636,364 shares issued to the vendors are subject to the put feature described above, which is beyond the Company’s direct control, they have been classified as mandatory redeemable shares of common stock. During 2001, the Company accreted $243,817 to the mandatory redeemable shares of common stock all of which was recognized in the last quarter of 2001.

The first 454,545 shares were not free trading on July 10, 2000, the six-month anniversary date of the acquisition and during 2001 the vendors sought to exercise their right to retract 909,090 shares, representing the first two tranchees under the time release agreement, on the basis that they were not free trading on their respective release dates (see also Note 234(d)).

In December 2001, the Company wrote off the net carrying value of goodwill of $3,924,267 related to the ATS acquisition as the Company no longer considered the carrying amount of this goodwill to represent the amount by which the fair value of ATS exceeded the fair value of its net identifiable assets (see Note 11).

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

4.   ACQUISITIONS AND IMPAIRMENT OF ACQUIRED ASSETS (continued)

(b)   Purchase of Kwatrobox B.V.

Effective November 1, 2000, the Company acquired 100% of the issued and outstanding shares of Kwatrobox B.V. (“Kwatrobox”), a provider of electronic auction infrastructure and enterprise resource planning software, for cash of $1,573,250 and 1,250,000 shares of the Company plus performance related contingent consideration of up to 200,000 shares of common stock of the Company. Total consideration, excluding the contingently issueable shares was $2,883,250.

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

Although Kwatrobox and its primary operating subsidiaries have filed for bankruptcy and a trustee has been appointed pursuant to the Netherlands bankruptcy laws, the Company’s management believes that the Company is not exposed to further claims by creditors of Kwatrobox and its subsidiaries and no amounts have been accrued in these financial statements for such claims.

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

On August 29, 2001, the Company made an agreement with BoomBoat Inc. (“BoomBoat”) whereby the Company paid BoomBoat to take over I-Three Inc.’s operations and employees paying BoomBoat a one-time fee of $181,943. In exchange, BoomBoat agreed to pay the Company, a royalty of 1% of revenues received from August 30, 2001 up to and including August 29, 2006 and the employees waived any dismissal rights contained in their contracts. I-Three Inc. retained the rights to its technology and intellectual property.

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

4.   ACQUISITIONS AND IMPAIRMENT OF ACQUIRED ASSETS (continued)

(d)   Impairment of goodwill, acquired workforce and acquired core technology

The impairment provision for the year ended December 31, 2001 for goodwill, acquired workforce and acquired core technology is comprised as follows:

Goodwill for ATS	$3,924,267
Goodwill for Kwatrobox	3,386,785
Acquired workforce for I-Three Inc.	144,461
Acquired core technology for I-Three Inc.	563,211
Less gain on disposal of other identifiable assets
and liabilities for Kwatrobox	(445,989)

$7,572,735

5.    ACCOUNTS RECEIVABLE

Accounts receivable consists of the following amounts:

	June 30, 2002	December 31, 2001

Accounts receivable	$1,562,894	$1,243,188
Allowance for doubtful accounts	–	(12,840)

	$1,562,894	$1,230,348

6.   INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2002	2001

Raw materials	$489,945	$235,990
Work-in-progress	1,457,369	45,418
Finished goods	115,645	122,902

	$2,062,959	$404,310

7.   INVESTMENT

During 2001, the Company recognized an impairment in the carrying amount of its equity investment in Aucxis Limited (Australia) in the amount of $484,448 because management believed that the Company will not be able to recover its investment in Aucxis Limited (Australia).

This impairment is included in share of loss of equity investment for the year ended December 31, 2001. The remaining investments balance consists of the Company’s interest in SDL Invest N.V. (Belgium).

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

8.   PROPERTY, PLANT AND EQUIPMENT

	Cost	Accumulated Depreciation	June 30, 2002 Net Carrying Value	December 31, 2001 Net Carrying Value

Furniture and fixtures	$94,129	$14,000	$80,129	$124,919
Leaseholds				27,619
Software	288,880	152,225	136,655	157,582
Tools and equipment	60,808	31,566	29,242	122,761
Vehicles	511,642	275,583	236,059	273,973

	$955,459	$473,374	$482,085	$706,854

9.   ACQUIRED WORKFORCE

	June 30,	December 31,
	2002	2001

Cost	$–	$166,898
Accumulated amortization	–	(22,437)
Written off I -Three Inc. (Note 4(c))	–	(144,461)

	$–	$–

10.  ACQUIRED CORE TECHNOLOGY

	June 30,	December 31,
	2002	2001

Cost	$748,969	$1,394,310
Accumulated amortization	(374,484)	(381,718)
Written off I-Three Inc. (Note 4(c))	–	(563,211)

	$374,485	$449,381

11.  GOODWILL

	June 30,	December 31,
	2002	2001

Cost	$–	$10,677,812
Accumulated amortization	–	(3,366,760)
Written off ATS (Note 4(a))	–	(3,924,267)
Written off Kwatrobox (Note 4(b))	–	(3,386,785)

	$–	$–

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

12.   BANK INDEBTEDNESS

The Company’s subsidiary, ATS, has available a bank credit facility of approximately $220,000 (247,000 EUR) which can be used for operating purposes. This credit facility bears interest at the bank’s base rate plus 1.25% and is secured by a pledge of approximately $90,000 over certain assets of ATS.

The Company has executed a postponement agreement in favour of the bank. Under the agreement the Company may not cause the ATS subsidiary to pay dividends to the Company or otherwise make payments to other companies in the group without the consent of the bank.

13.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30,	December 31,
	2002	2001

Trade payables	$761,355	$853,412
Accrued liabilities	283,831	263,000
Payroll	243,494	346,420

	$1,288,680	$1,462,832

14. DUE TO RELATED PARTIES

	June 30,	December 31,
	2002	2001

Due to former Kwatrobox shareholders	372,071	352,335
Less: Current portion	(372,071)	(352,335)

	$–	$–

The amount due to former Kwatrobox shareholders relates to the acquisition of Kwatrobox from these former shareholders and the balance is non-interest bearing.

Included in the accounts payable is $Nil (2001 - $59,000) due to a firm in which a director is a partner.

Included in accounts payable is $Nil (2001 - $33,494) due to a company controlled by directors of a subsidiary.

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

15.   RELATED PARTY TRANSACTIONS

The Company incurred the following amounts to related parties during the six months period and year ended June 30, 2002 and December 31, 2001 respectively.

	June 30,	December 31,
	2002	2001

Management fees to companies controlled by former directors	$–	$242,975

Professional fees paid to a firm in which a director is a partner	21,000	59,000

Administration fees to a company with common directors	96,047	38,391

Consulting fees to a company controlled by a director	41,000	61,150

Consulting fees paid to company controlled by the directors
of a subsidiary	–	148,690

Rent paid to SDL Invest N.V. (Belgium)	48,942	87,140

16. LONG-TERM DEBT

	June 30,	December 31,
	2002	2001

Convertible bridge loan	$379,674	$-

Vehicle loans	224,763	254,698

Less: Current portion	469,382	89,055

Long-term debt	$135,055	$165,643

The vehicle loans have interest rates ranging from 3.67% to 8.82%, and maturity dates ranging from June 2002 through May 2006, and are secured by the related vehicles.

The debt repayments over the next five years are as follows:

2002	$29,009
2003	92,102
2004	59,454
2005	35,159
2006	9,039

$224,763

The weighted average interest rate on borrowings is approximately 6.5%.

On April 16, 2002, the Company and three lenders, ABN Capital (Belgium) NV, Bodin Saphir Pension Scheme, and J.J. Mennillo, entered into a Convertible Bridge Loan Agreement for $125,000 each, representing an aggregate loan by the lenders to the Compnay of $375,000. The Company and lenders placed the loan in escrow. The loan bears interest at a rate at 12.5% per annum, which accrues until the loan is repaid or converted to shares. Subject to certain terms and conditions of this agreement, each of the lenders is entitled to convert only such amounts as have been drawn down from its respective part of the principal of the loan into shares at $.01 per share. Interest has been capitalized to the loan balances.

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

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

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are outlined below:

	Period ended	Year ended
	June 30,	December 31,
	2002	2001

Net combined U.S. and European operating losses	$18,500,000	$18,000,000

Statutory combined U.S. and European tax rate	35%	35%

Effective tax rate	–	–

Deferred tax asset	6,475,000	6,300,000

Valuation allowance	(6,475,000)	(6,300,000)

Net deferred tax asset	$–	$–

18.  COMMON STOCK

	Number of Shares	Par Value ($0.001)	Additional Paid-In Capital	Total Value

Balance, December 31, 2000	62,714,551	62,715	18,735,673	18,798,388
Issued on exercise of options	58,500	58	527	585

Balance December 31, 2001 and June 30, 2002	62,773,051	$62,773	$18,736,200	$18,798,973

	Options for	Weighted
	shares of	average
	common	exercise price
	stock	per share

Balance December 31, 2000	8,213,000	0.34

Exercised	(58,500)	.01
Cancelled	(5,100,000)	.35

Balance December 31, 2001 and June 30, 2002	3,054,500.34

The following table summarizes information about the Company’s share options outstanding as at December 31, 2001 and June 30, 2002.

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

18.  COMMON STOCK (Continued)

		Weighted average
Exercise		Remaining
price	Number outstanding	contractual life	Number exercisable

$0.01	96,500	2.0	96,500
$0.35	2,958,000	9.0	2,958,000

The following reflects pro-forma net income and loss per share as if the Company had elected to adopt the fair value approach of Statement of Financial Accounting Standard (SFAS) 123:

June 30,
2002

Loss
As reported	$547,238
Pro-forma	710,000

Basic and diluted loss per share
As reported	.01
Pro forma	.01

The estimated fair value of each option granted was calculated using the Black-Scholes option-pricing model.

19.  CHANGE IN NON-CASH WORKING CAPITAL

June 30,
2002

Accounts receivable	$(332,546)
Inventory	(1,658,649)
Prepaid expenses	18,587
Accounts payable and accrued liabilities	(174,152)
Deferred items	2,037,123

$(109,637)

20.  SEGMENTED INFORMATION

The Company operates in one operating segment, this being the installation of auction clocks and cooling systems.

Geographic information

	June 30,	June 30,
	2002	2001

Revenue
Canada	$–	$76,212
Belgium	2,610,771	1,737,452
Netherlands	–	1,773,345

	$2,610,771	$3,587,009

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

	June 30,	December 31,
	2002	2001

Identifiable long lived assets
Canada	$176,157	$278,892
Belgium	680,413	877,343
Netherlands	–	–

	$856,570	$1,156,235

21.  LOSS PER COMMON SHARE

The weighted average number of shares of common stock used for calculating the basic loss per share is 62,738,926 (2001 – 62,714,551). Fully diluted loss per share is the same as the basic loss per share for the periods ended June 30, 2002 and 2001. Loss per share is determined based on the loss available to common shareholders as presented in the statement of operations, deficit and comprehensive loss.

The 3,054,500 outstanding stock options are not included in the computation of earnings per share as they are anti-dilutive for the periods presented.

22.  COMMITMENTS

The Company has future minimum lease payments under operating leases relating to premises at June 30, 2002 as follows:

2002	$66,750
2003	89,000
2004	89,000
2005	89,000
2006	89,000

$422,750

In addition, ATS has a potential commitment to sell its 40% interest in SDL Invest at the option of Mrs. Hilde De laet and Mr. Luc Schelfhout under the terms of an option held by them.

23.  CONTINGENCIES

(a)

Claims totalling approximately $800,000 have been made against ATS, the Company’s main Belgian subsidiary, by a competitor Agro Marches Internationalaux S.A. No amounts have been recorded in these financial statements to provide for any possible settlement of these claims as management is unable to determine whether they have merit.

(b)

Certain customers of a subsidiary have filed claims totalling $70,000 against the subsidiary company. At present, there is insufficient information available to ascertain the likelihood of these claims being successful. Accordingly, no recognition of this contingent loss has been made.

(c)

A former employee of I-ThreeInc. has received a judgementfrom a Texas court against the Company for approximately $25,000. No provision has been made in these financial statements for this judgement as management believes this court has no jurisdiction over the matter.

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

23. CONTINGENCIES (Continued)

(d)

The former owners of the Company’s subsidiary, ATS (formerly Schelfhout Computer Systemen N.V.), sought to enforce the  mandatory redemption feature related to the first two tranchees of  shares totalling 909,090 be released under the terms of the purchase agreement described in Note 4(a) on the basis that these shares were not free trading at the time of release as contemplated in the agreement. The former owners of the Company’s subsidiary brought an action against the Company to enforce a pledge on the shares of ATS, which was provided to secure the obligations of the Company under the agreement. This action was heard by a Belgian court which granted a remedy to the former owners of the subsidiary which allowed them to re-acquire a 7½% interest in the subsidiary from the Company in exchange for the transfer for cancellation of the first tranche of 454,545 shares of the Company in full satisfaction of the Company’s obligations in relation to such shares under the agreement. No further action has been taken with respect to the second tranche of 454,545 shares released on January 10, 2001.

  (e)

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

On March 29, 2002 Mr. Schelfhout and Mrs. De Laet brought an ex parte application before the   President of the Commercial Court of Dendermonde (Belgium), which granted them authorization   to apply a restraint order to a portion of the ATS shares held by Aucxis Corp. N.V. The Company   appealed this ruling and the Court heard these actions on June 25, 2002 and a decision is   expected on September 24, 2002.

The Company also brought an action against Mr. Schelfhout and Mrs. De Laet relating to   irregularities in discharging their obligations as directors of ATS. This action is expected to be   heard by the Court on November 12, 2002.

On April 30, 2002, Mr. Schelfhout resigned as the managing director of ATS and ceased to   perform the duties required of him under his management contract. The Company brought an   action against Mr. Schelfout related to his default under a management agreement and this   action is expected to be heard on September 20, 2002.

 All of these proceedings are currently in their initial stages and decisions are not expected before   the end of the year. Management believes that the claims brought against the Company are   without merit and does not expect that any impact resulting from them will have a material effect   on the Company.

24.  SUBSEQUENT EVENTS

Subsequent to December 31, 2001, the Company announced that it had entered into negotiations with a competitor, Agra Marches Internationalaux S.A. to explore a possible merger of the two companies and enter into an non-binding Letter of Intent with Agra Marches Internationalaux S.A. in this regard.

During the quarter, management ceased negotiations with Agra Marches Internationaux S.A. as it felt that merging the two companies was not in the best interest of the shareholders at this time.

__________________________________________________________________________________________________________________________
AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)
__________________________________________________________________________________________________________________________

SIX MONTHS ENDED JUNE 30, 2002 AND YEAR ENDED DECEMBER 31, 2001
__________________________________________________________________________________________________________________________

25.  NEW ACCOUNTING STANDA RDS

The Company will be required to adopt SFAS 133, Accounting for Derivative Instruments and Hedging Activities for the 2002 fiscal year. At present, the company does not use derivative financial instruments and does not enter into hedging transactions. Therefore, the impact of adopting SFAS 133 on financial reporting will not be material.

The Company will also be required to adopt SFAS 142 Goodwill and Other Intangible Assets for its 2002 fiscal year. Based on the Company’s existing intangible assets and its current accounting policy for such items, the impact of adopting SFAS 142 is not expected to result in a significant impact on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used herein, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. Such statements are not guarantees of future performance and are subject to risks and significant uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. The occurrence of any unanticipated events may cause actual results to differ from those expressed or implied by the forward-looking statements contained herein. You are cautioned not to place undue reliance on these statements, which speak only as of the date of this report.

Overview

Aucxis Corp. (“Aucxis” or the “Company”) was originally incorporated in Nevada on January 8, 1998 under the name Kazari International, Inc. (Kazari). On February 26, 1999, Kazari and e-Auction Global Trading Inc. (Barbados) entered into a share exchange agreement pursuant to which agreement Kazari purchased e-Auction (Barbados) shares on a one for one basis. Kazari had no viable business activities at the time of the share exchange agreement. On June 10, 1999, Kazari amended its name to e-Auct ion Global Trading Inc. During fiscal year 2000, Aucxis acquired Schelfhout Computer Systemen N.V., Kwatrobox B.V., and I-Three, Inc. On June 12, 2001 the Company amended its charter to change its name to Aucxis Corp.

Aucxis currently has a wholly owned subsidiary, e-Auction (Barbados), which in turn has one wholly owned subsidiary, Aucxis Corp. (Canada). The Company also owns Aucxis NV (Belgium), directly, which in turn owns 92.5% of Aucxis Trading Solutions NV (“ATS”) (formerly Schelfhout Computer Systemen N.V.(Schelfhout)), a Belgium company. ATS has a 40% ownership interest in SDL Invest N.V. and a 33.3% interest in ATS Holland B.V. Aucxis also has a 48.2% investment in Aucxis Limited. (Australia) (formerly Hunter Capital Limited), that was written off in the prior year. Previously, Aucxis Limited was accounted for by the equity method.

The Company also owns V-Wholesaler B.V. and its wholly owned subsidiary, Kwatrobox B.V. and the subsidiaries of Kwatrobox B.V., 100% of Aucxis Business Solutions (“ABS”) (formerly Automatiserngbureau Palm B.V.), 80% of Scoop Software B.V., 100% of Palm Veilingsystemen B.V., 100% of Nieaf Systems B.V. (“Nieaf”). Leading up to September 2001, management at ABS was unable to generate positive cash flow and continued to seek financial support from Aucxis Corp. Previous management had funded this subsidiary in an effort to support management efforts in excess of USD$2,000,000. After reviewing the subsidiaries, the new board of directors determined that ABS management had not shown an ability to generate profit and that it would not be in the interest of Aucxis Corp’s shareholders to continue funding Kwatrobox or any of its subsidiaries. As a result, Kwatrobox B.V. and it’s operating subsidiaries, ABS and Nieaf, filed for voluntary bankruptcy. Under the bankruptcy laws of the Netherlands, a trustee took control of Kwatrobox and its aforementioned bankrupt subsidiaries in October 2001. Due to the loss of control Aucxis Corp. has written off the assets and liabilities in its consolidated financial statements for the year ended December 31, 2001.

ATS (formerly Schelfhout) is a solutions provider for perishable commodity (fish, flower, fruits and vegetables) auction houses. Over the past 19 years ATS has developed t rading systems for numerous selling organizations all over the world. Through ATS, the Company has the potential to access electronic trading hubs representing billions of dollars in annual turnover, including European trade of more than USD$7 billion. ATS delivers the tools to bring together supply and demand under optimum conditions and thus create a better market situation. ATS has focused on two market sectors: (i) the computerization of auctions and (ii) automation for the preservation of perishable products. As an ancillary to the auction system, a modular graphic display panel was developed by ATS in 1992 and added to the product range.

Through its subsidiary ATS, Aucxis is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems. The development of e-business services for perishable commodity marketplaces has been temporarily suspended pending further review of the business opportunities in this area. Aucxis continues to maintain a “staging environment” for testing and further research and development.

Highlights of the Quarter

Revenue for the six months ended June 30, 2002 was $2,610,700 compared to $3,587,000 in the same period in 2001. Gross margin was consistent for both periods at approximately 50%. Revenue for the three months ended June 30, 2002 was $1,302,000 compared to 1,621,000 for the three months ended June 30, 2001.

Although overall revenue has decreased, revenue from ATS for the six months ended June 30, 2002 has actually increased by $873,000 from the same six month period in 2001. The decrease in overall revenue is a direct result of managements’ decision to discontinue its financial support for the loss making Palm Automatisering (Aucxis Business Solutions “ABS”) and Nieaf companies. ABS had continued to consume shareholder funds within a business that no longer forms part of Aucxis’ refocused business strategy. Aucxis was unable to extract Nieaf from the Kwatrobox failure in spite of the fact that it did fit with the overall strategy. The assets of Nieaf were purchased from the receiver in partnership with the two largest flower auctions in the Netherlands. This is now operating as Auction Trading Systems Holland B.V. -ATS Holland B.V. currently has arrangements with the current employer of the previous Nieaf employees to provide contractual services in support of installations. ATS Holland is ramping up staff in line with revenues to ensure continued ongoing maintenance of existing installations.

Revenue for the quarter was driven entirely by ATS with continued growth in the installation of auction clock systems and cooling systems. ATS continues to derive its revenues from the development and installation of clock systems, cooling installations and associated maintenance contracts for auctions. During the six months ending June, 2002, ATS has positioned itself to exceed its revenue targets for the year by securing approximately $4,000,000 in signed contracts.

Selling, general and administrative expense for the six months ended June 30 2002 was $1,609,000 as compared to $4,205,000 for the corresponding six-month period in 2001. Selling, general and administrative expense for the three months ended June 30 2002 was $820,500 as compared to $1,686,500 for the corresponding three-month period in 2001

The decrease of over 60% in selling, general and administrative expense for the six months ended June 30, is directly attribut ed to the Company’s cost management initiatives including the elimination of the expenses of Palm and Nieaf from the consolidated financial statements due to their bankruptcy last year. As I-Three is essentially inactive, virtually no expenses were incurred in this subsidiary. There has been no change in the number of employees as at June 30, 2002 in Belgium. Aucxis head office staff consist of two contract executives and one contract advisor to the Company. As part of the Company’s cost management init iatives all accounting and administration functions are provided on an “as needed” basis by a company controlled by the CFO, thus eliminating the need for permanent staff.

Depreciation and amortization expense for the six months ended June 30, 2002 was down over 90% from the same six-month period last year. Similarily depreciation and amortization expense for the three months ended June 30, 2002 was also down over 90% from the same period last year. This decrease is the result of write-offs in the prior year of goodwill, acquired workforce and acquired core technology. All goodwill, acquired workforce and acquired core technology was written off for I-three. Goodwill related to the Kwatrobox acquisition was written off as a result of the voluntary bankruptcy of Kwatrobox and its subsidiaries, declared on September 19, 2001 by Nieaf, September 26, 2001 by Aucxis Business Solutions and October 3, 2001 by Kwatrobox. In addition, the net carrying value of goodwill related to the acquisition of ATS was written down as the Company no longer considered the carrying amount of this goodwill to represent the amount by which the fair value of ATS exceeds the fair value of the its net identifiable assets.

During this quarter the only remaining items subject to depreciation were the ATS acquired core technology and the capital assets of the Company.

Research and development costs were nil for the six months ended June 30, 2002 as compared to $974,000 in the six months ended June 30, 2001 due in part to the temporary suspension of development of the Collateral Management Utility, but mostly due to the elimination of the operations of Kwatrobox and some of its subsidiaries due to their bankruptcy last year.

The loss for the six months ended June 30, 2002 was $547,200 compared to $5,323,000 for the same period in 2001. Similarily the loss for the three months ended June 30, 2002 was $254,700 compared to $2,887,000for the three months ended June 30, 2002. This significant improvement is attributed to the Company’s ongoing cost management initiatives. The results for the six months ended June 30, 2002 include $115,800 in write-downs including a one time write off of approximately $25,000 due to the disposition of a Mercedes Benz utilized by the previous managing director of ATS, Luc Schelfhout.

Management is continuing its revenue enhancing and cost management initiatives while simultaneously exploring various strategic options for the Company including business combinations and joint ventures with other companies in the perishable goods marketplace. Discussions with Agro Marches Internationaux have ceased as it was felt that it would not to be in the best interest of the shareholders to merge the two organizations at this time. The concentration of continued development of ATS is justified by the continuing capture of new business and the further consolidation of ATS’ leadership as the premier supplier of electronic trading systems to perishable agriculture and fish trading world- wide. During the six months ended June 30, 2002, ATS has been successful in securing significant trading system and maintenance contracts.

Liquidity and Capital Resources

As at June 30, 2002, the Company had a cash balance of $305,686, a net change of less than $5,000 from the cash balance on December 31, 2001. In June of 2002, the Company was successful in raising $375,000 in the form of a convertible loan for working capital purposes. Cash from this loan and from ATS operations including bank lines of credit were used primarily to fund inventory and work in progress (an increase of approximately $1,600,000 from December 31, 2001) and for general working capital purposes. The projected cash flows for the Company are based upon assumptions that include, amongst others, increased growth within ATS and the success of future external financing initiatives. Management continues to examine a variety of options to raise additional financing. The restraint order applied by Mr. Luc Schelfhout and Mrs. Hilde De Laet to a portion of the ATS shares held by Aucxis NV continues to make it difficult for the Parent company to raise capital as well as restricts Aucxis Corp. from realizing the payment from ATS of any after tax dividends. This has resulted in low cash levels at Aucxis Corp. and reasonable cash levels at its subsidiary, ATS. At the ATS level management has been successful securing the necessary credit lines and bank guarantees needed to fulfil the requirements under the various contracts that have been secured. Aucxis is continuing its revenue enhancement and cost management initiatives, including decreasing operating costs and working with creditors regarding outstanding payables. It is not possible at this time to predict with any assurance the success of any other initiatives, however management is working diligently towards the goal of self-sustainability.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 29, 2002 Mr. Schelfhout and Mrs. De Laet brought an ex parte application before Court of Dendermonde (Belgium), which granted them authorization to apply a restraint order to a portion of the ATS shares held by Aucxis NV (Belgium). The restraint order was effectively applied on that same date with a view to securing the alleged damages that may be due in respect of the arbitration proceedings. On April 29, 2002 Aucxis NV (Belgium) appealed the said authorization and restraint order, which it also believes to be without merit, before the Court of Dendermonde (Belgium). The judge for Attachments of Dendermonde has heard the case on June 25, 2002 and will reach a decision on or about September 24, 2002.

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

On March 26, 2002, Mr. Schelfhout resigned as the managing director of ATS, as a consequence of which ATS brought a civil law action before the Commercial Court of Dendermonde (Belgium) on May 17, 2002, aiming at establishing that such resignation has caused the management contract under which Mr Schelfhout performed his management duties to be terminated, entitling ATS to cease all payments of management fees and to demand damages. Written pleadings have been submitted by the Company and by Luc and Hilde Schelfout and the case is expected to be heard on or about September 20, 2002.

On May 14, 2002 Aucxis NV (Belgium) brought an action against Mr. Schelfhout and Mrs. De Laet before the Court of Dendermonde (Belgium) relating to certain irregularities in the deletion of a non-compete clause from ATS’ articles of association. After all written pleadings have been submitted, the Commercial Court of Dendermonde will hear the case on or about November 12, 2002.

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

Item 5. Other Information

In June 2002, the Company obtained $375,000 in new funding by the completion of a convertible loan transaction with three lenders. The convertible loan essentially provides a bridge facility for working capital purposes, both at the head office level and at the level of the Belgian subsidiaries Aucxis NV and ATS. The convertible loan bears interest at a rate of 12.5% p.a. Both principal and interest are due to be repaid in a lump sum on December 31, 2002. The principal and interest outstanding are convertible into common shares of the Company at a conversion rate of $0.01 per share at the option of the lenders anytime prior to repayment. The Company may repay the convertible loan at anytime without penalty subject to the right of the lenders to convert the loan into common shares prior to repayment. Initially all of the loan proceeds were placed in escrow with an escrow agent, subject to being drawn down by the Company when funds are required. Funds not drawn down are subject to interest payment but are not entitled to be converted into shares. As security for the repayment of the convertible loan, Aucxis NV (Belgium), has pledged its interest in the shares of ATS to the three lenders, be it on a without prejudice basis regarding the rights which Mr Schelfhout and Mrs De Laet could derive from the pledge granted to them on execution of the ATS purchase agreement and from the restraint orders applied by them to the ATS shares held by Aucxis NV (Belgium) on July 17, 2001 and March 29, 2002. Aucxis is pursuing additional funding and until such funding is received, there is no certainty that the Company will be able to fulfill its obligation under the convertible loan.

On June 27, 2002, Bart Sonck resigned as a director of the Company.

Item 6. Exhibits And Reports On Form 8-K

(a)	Exhibits.

The Company has no exhibits to file.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	September 16 2002	Aucxis Corp.
(Registrant)

		By:	/s/ Dennis E. Petke
Dennis E. Petke,
Chief Financial Officer (duly authorized officer)