Form 10QSB
period 2002-09-30
AUCXIS CORP
filed 2002-11-21
CIK 1102233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-QSB

[X] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

0-9040

Commission file number

Aucxis Corp.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction)

Pending
(IRS Employer of incorporation or organization Identification No.)

Suite 500 - 666 Burrard Street, Vancouver, BC V6C 3P6 Canada.
(Address of principal executive offices)

604-639-3109
(Issuer's telephone number)

220 King Street West, Suite 200 Toronto, Ontario, M5H 1K4 Canada.
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

As of November 20, 2002 there were 66,409,415shares of the Registrant's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one);

Yes......No....X....

AUCXIS CORP. (FORMERLY E-AUCTION GLOBAL TRADING INC.)

FORM 10-QSB

ITEM 1. Financial Statements
Aucxis Corp.
(formerly e-Auction Global Trading Inc.)
(a Nevada Corporation)

Consolidated Financial Statements
(Unaudited)
September 30, 2002
(expressed in U.S. dollars)

AUCXIS CORP.

(formerly e-Auction Global Trading Inc.)

(a Nevada Corporation)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(in U.S. dollars)

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
CONSOLIDATED BALANCE SHEETS
(in U.S. dollars)

	September 30,	December 31,
	2002	2001

ASSETS

CURRENT ASSETS
Cash and equivalents	$521,183	$310,050
Accounts receivable (Note 5)	855,292	1,230,348
Inventory (Note 6)	1,989,528	404,310
Prepaid expenses	67,404	113,528

Total Current Assets	3,433,407	2,058,236

Investments (Note 7)	132,372	115,772
Property, plant and equipment (Note 8)	443,926	706,854
Acquired core technology (Notes 4 and 10)	337,037	449,381

Total Assets	$4,346,742	$3,330,243

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 13)	$1,080,731	$1,462,832
Due to related parties (Note 14)	353,935	352,335
Deferred revenue	2,395,535	711,551
Current portion of long-term debt (Note 16)	482,996	89,055
Deferred taxes	12,843	11,577

Total Current Liabilities	4,326,040	2,627,350
Long-term debt (Note 16)	116,566	165,643

Total	4,442,606	2,792,993
Mandatory Redeemable Shares of Common Stock (Note 4(a))	4,818,181	4,818,181

Total Liabilities	9,260,787	7,611,174

STOCKHOLDERS’ EQUITY (DEFICIT)

COMMON STOCK, $0.001 par value; 62,714,551 shares
authorized, 62,714,551 issued and outstanding	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive (loss) income	213,020	149,900
Deficit	(23,926,038)	(23,229,804)

Total Stockholders’ Equity (Deficit)	(4,914,045)	(4,280,931)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,346,742	$3,330,243

Contingencies (Notes 1 and 23)
Subsequent Events (Note 24)

Approved on behalf of the Board of Directors:

______________________

______________________

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS, DEFICIT AND COMPREHENSIVE LOSS
(in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2002

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenue	$4,172,485	$5,571,147	$1,561,714	$1,984,138
Cost of goods sold	1,717,966	2,683,028	398,622	937,675

	2,454,519	2,888,119	1,163,092	1,046,463

Selling, general and administrative expense	2,732,221	6,015,966	1,106,958	1,810,746
Depreciation and amortization expense	233,912	1,874,505	111,982	482,072
Research and development	-	972,390	-	(1,525)
Write off of requiredworkforce and technology	-	4,383,378	-	3,576,702

	2,966,133	13,246,239	1,218,940	5,867,997

Loss before the under-noted	(511,614)	(10,358,120)	(55,848)	(4,821,534)

Share of income (loss) of equity investment	(2,950)	2,372	(2,950)	(87,676)

Interest income	-	137,811	-	16,163

Write down of Kwatrobox’s net liabilities	-	787,606	-	-

Loss on sales and write down of assets	(122,667)	-	(6,895)	787,606

Loss before income taxes and non-controlling interest	(637,231)	(9,430,331)	(65,393)	(4,105,441)

Income tax recovery (expense)	(59,003)	(59,979)	(67,108)	(64,469)

Non-controlling interest	-	(1,791)	-	904

Loss for the period	(696,234)	(9,492,100)	(132,801)	(4,169,006)

Deficit beginning of period	(23,229,804)	(8,258,366)	(23,777,042)	(13,581,461)

Deficit end of period	(23,926,038)	(17,750,467)	(23,909,843)	(17,750,467)

Basis loss per share	$(.01)	$(.15)	$(.01)	$(0.07)

Loss for the period	$(696,234)	$(9,492,100)	$(132,801)	$(4,169,006)

Foreign currency translation adjustments and
other comprehensive income (loss)	63,120	101,902	69,338	(56,333)

Comprehensive loss	$(593,259)	$(9,390,198)	$(63,463)	$(4,225,339)

Shares used in computing basic earnings per share	62,738,926	62,714,551	62,738,926	62,714,551

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30 2002 2001	2002	2001

OPERATING ACTIVITIES
Loss for the period	$(696,234)	$(9,492,101)
Adjustments to reconcile net loss to cash
Interest	23,048	-
Depreciation and amortization	233,912	1,874,505
Foreign exchange	69,630	(6,465)
Write-off of acquired workforce, core technology and goodwill	-	4,383,378
Write-off of bank overdraft and long-term debt	-	(975,834)
Write-off of capital assets	-	646,378
Gain on settlement of payables	-	(51,259)
Loss on disposal of assets	-	17,918
Stock-based compensation	-	4,795
Non-controlling interest	-	1,790
Stock options issued to non-employees	-	-
Share of (income) loss of equity investment	2,950	(2,372)
Provision for impairment	82,003	-
Loss on sale of assets and other	40,664	-
Net change in non-cash working capital items (Note 19)	140,711	(1,272,173)

CASH USED IN OPERATING ACTIVITIES	(103,316)	(4,871,440)

FINANCING ACTIVITIES
Bank indebtedness	-	437,186
Related party repayments	-	(820,214)
Long-term debt (repayment)	321,816	29,233

CASH USED IN FINANCING ACTIVITIES	321,816	(353,795)

INVESTING ACTIVITIES
Purchase of property, plant and equipment (net of disposal proceeds)	(1,440)	(504,132)
Disposal of fixed assets	-	305,507
Investment	(5,927)	-

CASH USED IN INVESTING ACTIVITIES	(7,367)	(198,625)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
DURING THE PERIOD	176,113	(3,292,281)

EFFECT OF FOREIGN EXCHANGE ON CASH	35,020	(47,124)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	310,050	4,179,394

CASH AND CASH EQUIVALENTS END OF PERIOD	$521,183	$751,799

Supplemental cash flow information:

Interest paid		$46,826
Taxes paid		$59,003

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

1.

NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

Aucxis Corp. (the “Company”) changed its name from e-Auction Global Trading Inc. in June 2001.

The Company is currently developing e-business services for the perishable commodity marketplace primarily in Europe. In addition, through its subsidiary, Aucxis Trading Solutions N.V. (ATS) (formerly Schelfhout Computer Systemen N.V.), the Company is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions.

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

The Company has a serious working capital deficiency as at September 30, 2002 and has suffered recurring operating losses and has an accumulated deficit as at September 30, 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon effective implementation of revenue and cost management alternatives and the success of potential future external financing initiatives.

Management is considering various revenue and cost management alternatives and is examining a variety of options to raise additional financing. It is not possible at this time to predict with any assurance the success of these initiatives.

2.

BASIS OF PRESENTATION

These financial statements consolidate the accounts of the Company, Aucxis Corp. (Nevada) and its wholly-owned subsidiaries as follows:

Aucxis N.V. (Belgium)
Aucxis Trading Solutions N.V. (formerly Schelfhout Computer Systemen N.V. (Belgium)
I-Three Inc.
e-Auction Global Trading Inc. (Barbados)
Aucxis Corp. (Canada)

The September 30, 2001 comparative figures also include the Netherlands subsidiaries described in Note 1 as these entities were controlled by the Company at that time.

The financial statements also include the Company’s share of the net assets and earnings or loss of the Company’s 48.2% investment in Aucxis Limited (Australia) and 40% (2001 – 100%) investment in SDL Invest N.V. (Belgium) and the company’s interest in Auction Trading Services Netherlands B.V. which are accounted for by the equity method.

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

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

On August 29, 2001, the Company made an agreement with BoomBoat Inc. (“BoomBoat”) whereby the Company paid BoomBoat to take over I-Three Inc.’s operations and employees paying BoomBoat a one-time fee of $181,943. In exchange, BoomBoat agreed to pay the Company, a royalty of 1% of revenues received from August 30, 2001 up to and including August 29, 2006. The Company retained the rights to its technology and intellectual property.

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

4.	ACQUISITIONS AND IMPAIRMENT OF ACQUIRED ASSETS (continued)
(d)

Impairment of goodwill, acquired workforce and acquired core technology

The impairment provision for the year ended December 31, 2001 for goodwill, acquired workforce and acquired core technology is comprised as follows:

Goodwill for ATS	$3,924,267
Goodwill for Kwatrobox	3,386,785
Acquired workforce for I-Three Inc.	144,461
Acquired core technology for I-Three Inc.	563,211
Less gain on disposal of other identifiable assets
and liabilities for Kwatrobox	(445,989)

$7,572,735

5.	ACCOUNTS RECEIVABLE Accounts receivable consists of the following amounts:

	September 30, 2002	December 31, 2001

Accounts receivable	$855,292	$1,243,188
Allowance for doubtful accounts	–	(12,840)

	$855,292	$1,230,348

6.	INVENTORY Inventory consists of the following:

	September 30, 2002	December 31, 2001

Raw materials	$292,403	$235,990
Work-in-progress	1,572,434	45,418
Finished goods	124,691	122,902

	$1,989,528	$404,310

7.

INVESTMENT

During 2001, the Company recognized an impairment in the carrying amount of its equity investment in Aucxis Limited (Australia) in the amount of $484,448 because management believed that the Company will not be able to recover its investment in Aucxis Limited (Australia).

This impairment is included in share of loss of equity investment for the year ended December 31, 2001. The remaining investments balance consists of the Company’s interest in SDL Invest N.V. (Belgium) and the Company’s interest in Auction Trading Services Netherlands B.V.

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

8.	PROPERTY, PLANT AND EQUIPMENT

			September 30	December 31,
			2002	2001
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value

Furniture and fixtures	$96,520	$16,550	$79,970	$124,919
Leaseholds	-	-	-	27,619
Software	288,880	166,669	122,211	157,582
Tools and equipment	60,808	34,606	26,202	122,761
Vehicles	511,642	296,099	215,543	273,973

	$957,850	$519,924	$443,926	$706,854

9.	ACQUIRED WORKFORCE

	September 30, 2002	December 31, 2001

Cost	$–	$166,898
Accumulated amortization	–	(22,437)
Written off I-Three Inc. (Note 4(c))	–	(144,461)

	$–	$–

10.	ACQUIRED CORE TECHNOLOGY

	September 30, 2002	December 31, 2001

Cost	$748,969	$1,394,310
Accumulated amortization	(411,932)	(381,718)
Written off I-Three Inc. (Note 4(c))	–	(563,211)

	$337,037	$449,381

11.	GOODWILL

	September 30, 2002	December 31, 2001

Cost	$–	$10,677,812
Accumulated amortization	–	(3,366,760)
Written off ATS (Note 4(a))	–	(3,924,267)
Written off Kwatrobox (Note 4(b))	–	(3,386,785)

	$–	$–

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

12.

BANK INDEBTEDNESS

The Company’s subsidiary, ATS, has available a bank credit facility of approximately $220,000 (247,000 EUR) which can be used for operating purposes. This credit facility bears interest at the bank’s base rate plus 1.25% and is secured by certain assets of ATS.

The Company has executed a postponement agreement in favour of the bank. Under the agreement the Company may not cause the ATS subsidiary to pay dividends to the Company or otherwise make payments to other companies in the group without the consent of the bank.

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES Accounts payable and accrued liabilities consist of the following:

	September 30, 2002	December 31, 2001

Trade payables	$534,573	$853,412
Accrued liabilities	385,139	263,000
Payroll	161,019	346,420

	$1,080,731	$1,462,832

14.	DUE TO RELATED PARTIES

	September 30, 2002	December 31, 2001

Due to former Kwatrobox shareholders	353,935	352,335
Less: Current portion	(353,935)	(352,335)

	$–	$–

The amount due to former Kwatrobox shareholders relates to the acquisition of Kwatrobox from these former shareholders and the balance is non-interest bearing.

Included in the accounts payable is $43,214 (2001 - $59,000) due to a firm in which a director is a partner.

Included in accounts payable is $Nil (2001 - $33,494) due to a company controlled by directors of a subsidiary.

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

15.	RELATED PARTY TRANSACTIONS The Company incurred the following amounts to related parties during the nine month period and year ended September 30, 2002 and December 31, 2001 respectively.

	September 30, 2002	December 31, 2001

Management fees to companies controlled by former directors	$–	$242,975

Professional fees paid to a firm in which a director is a partner	64,214	59,000

Administration fees to a company with common directors	_	38,391

Consulting fees to a company controlled by a director	63,380	61,150

Consulting fees paid to company controlled by the directors
of a subsidiary	–	148,690

Rent paid to SDL Invest N.V. (Belgium)	74,150	87,140

16.	LONG-TERM DEBT

	September 30, 2002	December 31, 2001

Convertible bridge loan
$
	398,048	$-
Vehicle and other loans

	201,514	254,698
Less: Current portion

	(482,996)	(89,055)

Long-term debt
$
	116,566	$165,643

The vehicle loans have interest rates ranging from 3.67% to 8.82%, and maturity dates ranging from September 2002 through May 2006, and are secured by the related vehicles.

The debt repayments over the next five years are as follows:

2002	$5,760
2003	92,102
2004	59,454
2005	35,159
2006	9,039

$201,514

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
(in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

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

The Company has U.S. and European tax losses of approximately $18,600,000 to offset future years taxable income. These losses expire between fiscal 2014 and fiscal 2016.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are outlined below:

	Period ended	Year ended
	September 30,	December 31,
	2002	2001

Net combined U.S. and European operating losses	$18,600,000	$18,000,000

Statutory combined U.S. and European tax rate	35%	35%

Effective tax rate	–	–

Deferred tax asset	6,510,000	6,300,000

Valuation allowance	(6,510,000)	(6,300,000)

Net deferred tax asset	$–	$–

18.	COMMON STOCK

		Par	Additional
	Number	Value	Paid In	Total
	of Shares	($.001)	Capital	Value

Balance, December 31, 2000	62,714,551	62,715	18,735,673	18,798,388
Issued on exercise of options	58,500	58	527	585

Balance on December 31, 2001 and
September 30, 2002	62,773,051	$62,773	$18,736,200	$18,798,973

	Options for	Weighted
	shares of	average
	common	exercise price
	stock	per share

Balance December 31, 2000	8,213,000	0.34

Exercised	(58,500)	.01
Cancelled	(5,100,000)	.35

Balance December 31, 2001 and September 30, 2002	3,054,500.34

The following table summarizes information about the Company’s share options outstanding as at December 31, 2001 and September 30, 2002.

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

18.	COMMON STOCK (Continued)

		Weighted average
Exercise		Remaining
price	Number outstanding	contractual life	Number exercisable

$0.01	96,500	2.0	96,500
$0.35	2,958,000	9.0	2,958,000

The following reflects pro-forma net income and loss per share as if the Company had elected to adopt the fair value approach of Statement of Financial Accounting Standard (SFAS) 123:

September 30,
2002

Loss for the period
As reported	$696,234
Pro-forma	900,000

Basic and diluted loss per share
As reported	.01
Pro forma	.01

The estimated fair value of each option granted was calculated using the Black-Scholes option-pricing model.

19.	CHANGE IN NON-CASH WORKING CAPITAL

September 30,
2002

Accounts receivable	$375,056
Inventory	(1,585,218)
Prepaid expenses	46,124
Accounts payable and accrued liabilities	(380,501)
Deferred items	1,685,250

$140,711

20.	SEGMENTED INFORMATION The Company operates in one operating segment, this being the installation of auction clocks and cooling systems. Geographic information

	September 30, 2002	September 30, 2001

Revenue
Canada	$–	$76,053
Belgium	4,172,485	2,957,243
Netherlands	–	2,916,327

	$4,172,485	$5,571,147

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

	September 30,	December 31,
	2002	2001

Identifiable long lived assets
Canada	$158,303	$278,892
Belgium	285,626	877,343
Netherlands	–	–

	$433,926	$1,156,235

21.

LOSS PER COMMON SHARE

The weighted average number of shares of common stock used for calculating the basic loss per share is 62,738,926 (2001 – 62,714,551). Fully diluted loss per share is the same as the basic loss per share for the periods ended September 30, 2002 and 2001. Loss per share is determined based on the loss available to common shareholders as presented in the statement of operations, deficit and comprehensive loss.

The 3,054,500 outstanding stock options are not included in the computation of earnings per share as they are anti-dilutive for the periods presented.

22.	COMMITMENTS The Company has future minimum lease payments under operating leases relating to premises at September 30, 2002 as follows:

2002	$33,375
2003	89,000
2004	89,000
2005	89,000
2006	89,000

$389,375

In addition, the Company has an outstanding commitment to sell its remaining 40% investment in SDL Invest N.V. to a former director of ATS under the terms of an option held by former the ATS director.

23.	CONTINGENCIES
(a)
Claims totalling approximately $800,000 have been made against ATS, the Company’s main Belgian subsidiary, by a competitor, Agro Marches Internationalaux S.A. No amounts have been recorded in these financial statements to provide for any possible settlement of these claims as management is unable to determine whether they have merit.

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

(d)
The former owners of the Company’s subsidiary, ATS (formerly Schelfhout Computer Systemen N.V.), sought to enforce the mandatory redemption feature related to the first two trenches of shares totalling 909,090 be released under the terms of the purchase agreement described in Note 4(a) on the basis that these shares were not free trading at the time of release as contemplated in the agreement.

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND YEAR ENDED DECEMBER 31, 2001

23.

CONTINGENCIES (Continued)

The former owners of the Company’s subsidiary, who were directors of the subsidiary at the time, brought an action against the Company to enforce a pledge on the shares of ATS, which was provided to secure the obligations of the Company under the agreement. This action was heard by a Belgian court which granted a remedy to the former owners of the subsidiary which allowed them to re-acquire a 7½% interest in the subsidiary from the Company in exchange for the transfer for cancellation of the first tranche of 454,545 shares of the Company in full satisfaction of the Company’s obligations in relation to such shares under the agreement. No further action has been taken with respect to the second tranche of 454,545 shares released on January 10, 2001.

(e)

On April 16, 2002, Mr. Schelfhout and Mrs. De Laet filed a request for arbitration against Aucxis Corp. N.V. and the Company.

The plaintiffs allege that the Company and Aucxis N.V. deliberately committed a number misrepresentations both prior to and subsequent to the closing the ATS share purchase agreement. They have alleged damages of up to USD 1,190,309 for which they seek to be compensated by Aucxis Corp. N.V. and the Company.

On March 29, 2002 Mr. Schelfhout and Mrs. De Laet brought an ex parte application before the President of the Commercial Court of Dendermonde (Belgium), which granted them authorization to apply a restraint order to a portion of the ATS shares held by Aucxis N.V. The Company appealed this ruling and the Court heard these actions on June 25, 2002 and on October 22, 2002 the appeal was denied.

The Company also brought an action against Mr. Schelfhout and Mrs. De Laet relating to irregularities in discharging their obligations as directors of ATS. This action is expected to be heard by the Court by November 30, 2002 and the Company is currently waiting the decision.

On April 30, 2002, Mr. Schelfhout resigned as the managing director of ATS and ceased to perform the duties required of him under his management contract. The Company brought an action against Mr. Schelfout related to his default under a management agreement. The action was expected to be heard on September 20, 2002 and has been reopened for details to be argued on December 20, 2002.

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

Aucxis currently has a wholly owned subsidiary, e-Auction (Barbados), which in turn has one wholly owned subsidiary, Aucxis Corp. (Canada). The Company also owns Aucxis Corp. (Belgium), directly, which in turn has one wholly owned subsidiary, Aucxis Trading Solutions NV (“ATS”) (formerly Schelfhout Computer Systemen N.V.(Schelfhout)), a Belgium company. ATS has a 40% ownership interest in SDL Invest N.V. and a 33.3% interest in ATS Holland B.V. Aucxis als o has a 48.2% investment in Aucxis Limited. (Australia) (formerly Hunter Capital Limited), that was written off in the prior year. Previously, Aucxis Limited was accounted for by the equity method.

The Company owns V-Wholesaler B.V. and its wholly owned subsidiary, Kwatrobox B.V. and the subsidiaries of Kwatrobox B.V., 100% of Aucxis Business Solutions (“ABS”) (formerly Automatiserngbureau Palm B.V.), 80% of Scoop Software B.V., 100% of Palm Veilingsystemen B.V., 100% of Nieaf Systems B.V. (“Nieaf”). Leading up to September 2001, management at ABS was unable to generate positive cash flow and continued to seek financial support from Aucxis Corp. Previous management had funded this subsidiary in an effort to support management efforts in excess of USD$2,000,000. After reviewing the subsidiaries, the new board of directors determined that ABS management had not shown an ability to generate profit and that it would not be in the interest of Aucxis Corp’s shareholders to continue funding Kwatrobox or any of its subsidiaries. As a result, Kwatrobox B.V. and it’s operating subsidiaries, ABS and Nieaf, filed for voluntary bankruptcy. Under the bankruptcy laws of the Netherlands, a trustee took control of Kwatrobox and its aforementioned bankrupt subsidiaries in October 2001. Due to the loss of control Aucxis Corp. has written off the assets and liabilities in its consolidated financial statements for the year ended December 31, 2001.

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

Through its subsidiary ATS, Aucxis is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems. The development of e-business services for perishable commodity marketplaces has been temporarily suspended pending further review of the business opportunities in this area. Aucxis continues to maintain a “staging environment” in Canada for testing and further research and development. It is managements’ intention to review this area of the business in order to evaluate alternatives to maximize shareholder value.

Highlights of the Quarter

Revenue for the nine months ended September 30, 2002 was $4,172,485 compared to $5,571,147 in the same period in 2001. Revenue for the three months ended September 30, 2002 was $1,561,714 compared to $1,984,138 for the three months ended September 30, 2001.

Although overall revenue has decreased, revenue from ATS for the six months ended September 30, 2002 has actually increased by $1,400,000 from the same six month period in 2001 due primarily to the large contracts secured early in the year. The decrease in overall revenue is a direct result of managements’ decision to discontinue its financial support for the loss making Palm Automatisering (Aucxis Business Solutions “ABS”) and Nieaf companies. ABS had continued to consume shareholder funds within a business that no longer forms part of Aucxis’ refocused business strategy. Aucxis was unable to extract Nieaf from the Kwatrobox failure in spite of the fact that it did fit with the overall strategy. The assets of Nieaf were purchased from the receiver in partnership with the two largest flower auctions in the Netherlands. This is now operating as Auction Trading Systems Holland B.V.-ATS Holland B.V. currently has arrangements with current employee of the previous Nieaf employees to provide contractual services in support of installations. ATS Holland is ramping up staff in line with revenues to ensure continued ongoing maintenance of existing installations.

Revenue for the quarter was driven entirely by ATS with continued growth in the installation of auction clock systems and cooling systems. ATS continues to derive its revenues from the development and installation of clock systems, cooling installations and associated maintenance contracts for auctions.

Selling, general and administrative expense for the nine months ended September 30 2002 was $2,732,221 as compared to $6,015,966 for the corresponding nine-month period in 2001. Selling, general and administrative expense for the three months ended September 30 2002 was $1,106,958 as compared to $1,810,746 for the corresponding three-month period in 2001.

The decrease of 3,283,700 in selling, general and administrative expense for the nine months ended September 30, 2002 is directly attributed to the Company’s cost management initiatives including the elimination of the expenses of Palm and Nieaf from the consolidated financial statements due to their bankruptcy last year. As I-Three is essentially inactive, no expenses were incurred in this subsidiary. There has been no change in the number of employees as at September 30, 2002 in Belgium. Following the resignation of Neil Murphy as COO on October 29, 2002 Aucxis head office has one contract executive and continues to use the services of a company controlled by the CFO to provide all accounting and administration functions on an “as needed” basis. Also, subsequent to the end of the quarter ended September 30, 2002, the Company has mu tually agreed to terminate the contract advisor position.

Depreciation and amortization expense for the nine months ended September 30, 2002 is down approximately 87% ($1,640,593) from the same nine-month period last year. This decrease is the result of write-offs in the prior year of goodwill, acquired workforce and acquired core technology. All goodwill, acquired workforce and acquired core technology was written off for I-three. Goodwill related to the Kwatrobox acquisition was written off as a result of the voluntary bankruptcy of Kwatrobox and its subsidiaries, declared on September 19, 2001 by Nieaf, September 26, 2001 by Aucxis Business Solutions and October 3, 2001 by Kwatrobox. In addition, the net carrying value of goodwill related to the acquisition of ATS was written down as the Company no longer considered the carrying amount of this goodwill to represent the amount by which the fair value of ATS exceeds the fair value of the its net identifiable assets. During this quarter the only remaining items subject to depreciation were the ATS acquired core technology and the capital assets of the Company.

Research and development costs were nil for the nine months ended September 30, 2002 as compared to $974,000 in the nine months ended September 30, 2001 due in part to the temporary suspension of development of the Collateral Management Utility, but mostly due to the elimination of the operations of Kwatrobox and its subsidiaries due to their bankruptcy last year.

The loss for the nine months ended September 30, 2002 was $696,234 compared to $9,430,331 for the same period in 2001. Approximately $4,400,000 of the loss in 2001 relates to the write-off of required workforce and technology. There were no similar write-downs for the nine months ended September 30, 2002. The significant improvement is attributed to the Company’s ongoing cost management initiatives.

Management is continuing its revenue enhancing and cost management initiatives while simultaneously exploring various strategic options for the Company including disposition of business units and/or assets, and business combinations and/or joint ventures with other companies in the perishable goods marketplace. Management will be reviewing the Collateral Management Utility (CMU) and related hardware to determine if the CMU justifies additional research and development. It is expected that this review will lead to discussions with interested parties for the development or sale of the CMU, depending on the outcome of any financings or business unit sale initiatives.

Discussions with Agro Marches Internationaux have ceased as it was felt that it would not to be in the best interest of the shareholders to merge the two organizations at this time. The Company will continue to focus on the development of ATS as this business unit continues to capture new business and strives to be the premier supplier of electronic trading systems to perishable agriculture and fish trading world-wide.

Liquidity and Capital Resources

As at September 30, 2002, the Company had a cash balance of $521,183, an increase of $211,000 from the cash balance on December 31, 2001. In June of 2002, the Company was successful in raising $375,000 in the form of a convertible loan for working capital purposes. Cash from this loan and from ATS operations including bank lines of credit have been used primarily to fund inventory and work in progress (an increase of approximately $1,600,000 from December 31, 2001) and for general working capital purposes. Future cash flows for the Company will be derived from increased growth within ATS, the success of future external financing initiatives and the disposal of business units and other assets. Management continues to examine a variety of options to raise additional financing. At the ATS level management has been successful securing the necessary credit lines and bank guarantees needed to fulfill the requirements under the various contracts that have been secured. Aucxis is continuing its revenue enhancement and cost management initiatives, including decreasing operating costs and working with creditors regarding outstanding payables. It is not possible at this time to predict with any assurance the success of any other initiatives, however management is working diligently towards the goal of self-sustainability.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 29, 2002 Mr. Schelfhout and Mrs. De Laet brought an ex parte application before Court of Dendermonde (Belgium), which granted them authorization to apply a restraint order to a portion of the ATS shares held by Aucxis NV (Belgium). The restraint order was effectively applied on that same date with a view to securing the alleged damages that may be due in respect of the arbitration proceedings. On April 29, 2002 Aucxis NV (Belgium) appealed the said authorization and restraint order, which it also believes to be without merit, before the Court of Dendermonde (Belgium). The judge for Attachments of Dendermonde heard the case on June 25, 2002 and on October 22, 2002 the appeal was denied. No further action with respect to the appeal has been taken at this time.

On March 26, 2002, Mr. Schelfhout resigned as the managing director of ATS, as a consequence of which ATS brought a civil law action before the Commercial Court of Dendermonde (Belgium) on May 17, 2002, aiming at establishing that such resignation has caused the management contract under which Mr Schelfhout performed his management duties to be terminated, entitling ATS to cease all payments of management fees and to demand damages. Written pleadings submitted by the Company and by Luc and Hilde Schelfout were heard on October 25, 2002. The action has been reopened for details to be argued on December 20, 2002.

On May 14, 2002 Aucxis NV (Belgium) brought an action against Mr. Schelfhout and Mrs. De Laet before the Court of Dendermonde (Belgium) relating to certain irregularities in the deletion of a non-compete clause from ATS’ articles of association. After all written pleadings have been submitted, the Commercial Court of Dendermonde heard the case on or about November 12, 2002 and the Company is currently awaiting the decision.

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

Item 5. Other Information

On September 17, 2002 Dennis Petke resigned as a director of the Company for personal reasons but continues to provide the services of CFO. On October 29, 2002 Neil Murphy resigned as COO of Aucxis and is currently Interim Daily Manager of Aucxis Trading Solutions in Belgium. Also, on October 29, 2002 Nicholas Saphire resigned as director of ATS and Aucxis NV and, by mutual consent, has terminated his services as an advisor to Aucxis Corp.

Item 6.		Exhibits And Reports On Form 8-K
	(a)	Exhibits.

Exhibit 99.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 20, 2002	Aucxis Corp.
(Registrant)

		By:	/s/ Dennis E. Petke
Dennis E. Petke,
Chief Financial Officer (duly authorized officer)

Exhibit 99.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Aucxis Corp. (the “Company”) on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis Petke, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dennis Petke Dennis Petke Chief Financial Officer November 20, 2002