Form 10KSB
period 2002-12-31
AUCXIS CORP
filed 2003-03-31
CIK 1102233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number __________

Aucxis Corp.

(Name of small business issuer in its charter)

Nevada	n/a

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 500-666 Burrard Street	V6C 3P6
Vancouver, British Columbia CANADA

(Address of principal executive offices)	(Zip Code)

220 King Street West, Suite 200
Toronto, Ontario CANADA
(Former Name, Address and Former Fiscal Year, if Changed Since Last Report)

Issuer's telephone number, including area code: 604-639-3109

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer’s revenues for the fiscal year ended December 31, 2002 were $4,717,887. The aggregate market value as at March 28, 2003 of the common stock of the issuer, its only class of voting stock, held by non-affiliates was approximately U.S. $200,000 calculated on the basis of the price of the last trade of the issuer's common stock, as reported by the OTC Bulletin Board on March 28, 2003. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

The number of shares outstanding of the issuer's common stock as at March 28, 2002 was 66,409,415.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format Yes [ ] No [X]

CAUTIONARY STATEMENT

Cautionary Statement for purposes of the "Safe Harbor'' Provisions of the Private securities Litigation Reform Act of 1995: Certain statements in this report, including, without limitation, statements contained under the captions "Item 1. Description of Business" and "Item 6. Plan of Operation," and such other statements, except historical facts, regarding the Company’s financial position, business strategy and plans of management for future operations are "forward looking statements" within the meaning within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements, which include, but are not limited to, words such as ``expect,'' “believe, “anticipate,'' “estimate,” “plan,” “project,” “strategy” and ``intend'' are based on management's beliefs and assumptions, and on information currently available to management and involve certain known and unknown risks, uncertainties and other factors which may cause these statements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include, among others, the Company's ability to finance its operations and the ability to obtain such financing, uncertainties relating to the integration of acquired businesses and operations, the Company's ability to successfully implement its business plan; potential fluctuations in financial results, dependence on product development, rapid technological and market change, failure to complete the manufacture of products on schedule and on budget, uncertainties relating to business and economic conditions in markets in which the Company operates or which relate to customer plans and commitments; dependence on intellectual property rights; the competitive environment in which the Company operates and such other risks as detailed from time to time in the Company's periodic reports filed with the United States Securities and Exchange Commission and other regulatory authorities.

PART I

Item 1.     Description of Business

General

The Company was originally incorporated in the State of Nevada on January 8, 1998 under the name “Kazari International, Inc." On February 26, 1999, we purchased all of the outstanding shares of common stock of e-Auction Global Trading Inc. (Barbados). Pursuant to the terms of the stock exchange agreement, we issued to the 11 shareholders of e-Auction (Barbados), on a one for one exchange basis, thirty-four million five hundred thousand (34,500,000) shares of our common stock. We had no viable business activities at the time of the exchange agreement.

On June 10, 1999, Kazari amended its articles of incorporation to change its name from "Kazari International, Inc." to "e-Auction Global Trading Inc." and increased the number of authorized shares of our common stock from forty million (40,000,000) shares to two hundred and fifty million (250,000,000) shares of common stock, par value $.001 per share. During fiscal year 2000, Aucxis acquired Schelfhout Computer Systemen N.V., Kwatrobox B.V., and I-Three, Inc. On June 12, 2001 the Company amended its charter to change its name to Aucxis Corp. (“Aucxis” or “the Company”).

We currently own the following subsidiaries:

  a 100% ownership interest in e-Auction Global Trading Inc. (Barbados), which in turn has a wholly owned subsidiary, Aucxis Corp. (Canada). Prior to May 11, 2000, this subsidiary was known as e-Auction Global Trading Inc. (Canada).
  a 100% ownership interest in Aucxis Corp. (Belgium) N.V., which in turn has a 92.5% ownership in Aucxis Trading Solutions, N.V. Aucxis Trading Solutions N.V. in turn has a 33.3.% interest in Auction Trading Services Nederland BV (“ATS Holland”) formed in partnership with two of the largest flower auctions. Prior to May 12, 2000, this subsidiary was known as e-Auction Belgium N.V. a 40% ownership interest in SDL Invest N.V.

  a new legal entity formed March 22, 2000, in which we made a contribution in kind of certain real property and liabilities. In connection with the formation of SDL Invest N.V., we granted an option to Luc Schelfhout and Hilde De Laet to purchase the shares of SDL Invest N.V. for a nominal price equal to the book value.

Business strategy of ATS Belgium and ATS Holland

1
Aucxis Corp., through its subsidiary Aucxis Trading Solutions (ATS), is committed to expand geographically from its market leading provision of electronic systems to European auctions. To this end, ATS to date has entered new geographic regions with auction solutions being supplied in China, Australia, Tanzania, South Africa, Kenya, Brazil, and USA. These new markets are growing from more traditional open outcry methods to incorporate modern solutions of electronic actions. It is the intention of the business to replicate its leading market position in Europe in these fast expanding new markets.

2
Aucxis Corp., through its subsidiary ATS, continues to create innovative solutions in response to customer needs within the perishable auction sector. Technologically, ATS created a new generation of the ‘Moby Clock’ with highly standardized RF buying equipment, a new universal Internet Based Communication Engine rolled out successfully in several auction clusters in Holland (fish), Belgium (fruit and vegetables) and France (fish), and a deployed automation and tracing of the fish chain in Europe's biggest fish auction, Boulogne. Further opportunities exist for combining auctions together in clusters and further refining remote, on-line buying capabilities.

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

Electronic Auction Clocks

Since 1985, Schelfhout has been a constant innovator in auctions based on the “Dutch clock”. The "Dutch Clock" is the electronic timepiece utilized in the Dutch auction system. Starting with (now primitive) projection systems, and evolving into digital and LED based clocks, the goal has always been to provide clock systems that maximize usability and auction throughput. Auction throughput refers to the number of transactions that occur over a stated period of time in an individual auction environment. Many auctions now employ several clocks simultaneously, substantially increasing the number of lots that can be sold on any given auction day.

In some auctions, the clock is mobile: the so-called “Moby Clock”. This clock was developed to meet the specific needs of the fishing industry, where buyers and the clock can move through a fish market and conduct sales over the actual product.

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

Remote Bidding Systems

A number of auctions support buying through remote workstations, so that the buyers do not have to be physically present at the auction. In some cases, these remote terminals are actually in the auctions themselves, replacing the main electronic clock. In either case, the remote terminals connect to the main auction using dial up or ISDN, and make socket connections to the “syncrator”, a dedicated server whose sole task is to determine which bid is the highest. Through logic that takes into account transmission delays, the syncrator ensures that, regardless of whether or not the bidder is physically present, the auction is always fair. As with the auction controller, the remote bidding clients are currently using PC based applications.

Mediation Systems

While most of ATS’s auction customers operate on a Dutch clock, there are some circumstances under which a different type of bidding is required. In these cases, a mediation system is used, where a server collects bids, relates them to asking prices by producers and their agents, and assigns lots to the relevant buyers. ATS has been working on the development of a new, integrated trading system that builds on the vast experience gained over the last 15 years. The basic principal is that, to obtain the optimum price for a particular product, a variety of tools must be available to the selling organization, as well as detailed information services. The Multi-Trade product is designed to provide some or all of these tools at the sellers’ discretion.

Other Controllers

ATS has also developed a range of other controllers with microprocessors, customized for the following market segments:

  (ultra low oxygen) preservation of hard fruit;
  Short term preservation of soft fruit, exotic fruit, vegetables, plants and flowers; and
  General temperature control for preservation of deep frozen and cooled products.

ATS controllers are also used to control condensers, gas analysis, energy. Management. ATS has developed a graphic modular display panel on which text, logos and drawings can be displayed. This innovative concept offers numerous advantages over standard systems:

  unlimited dimensions;
  storage capacity of more than 100 graphic images; and
  various special effects are included as standard: scrolling, blinking and animation via fast displays of successive images

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

Our primary competition currently comes from traditional auction suppliers of hardware and software services Agro Marche Internationaux. Agro Marche focuses on the food production industry and other utilities such as traceability systems.

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

Research and Development Costs

There were no significant expenditures relating to research and development in the current year. In prior years, the Company has incurred significant research and development costs in the former subsidiary of Kwatrobox relating primarily to the development of PBS Verdeel Pro, a proprietary software application. All research and development costs have been expensed by the Company as incurred.

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

Intellectual Property

Other than the patent regarding "method and system for real time credit reservation and distribution" currently under review by the United States Patent and Trademark Office, we have neither any registered patents nor trademarks. Aucxis has entered into a licensing and royalty agreement with Boomboat whereby Aucxis is entitled to receive a fee of one percent (1%) of all revenues actually received by BoomBoat from the sale of the BoomBoat Toolbox Product (developed with the I-Three technologies) up to and including August 29, 2006.

Employees and contractors

As of March 25, 2003, we had forty (40) full time employees at ATS and one (1) contractor at the parent company. None of our employees is represented by a labor union or are covered by a collective bargaining agreement. We consider our labor and employee relations to be good. Access to qualified labour in Europe is much better in light of the decline in demand post 2000. Furthermore, we continue to have access to the BoomBoat staff under a Service Level Agreement at very favourable rates.

Item 2.     Description of Properties.

The Company has offices located at Suite 500, 666 Burrard Street, Vancouver, BC, Canada V6C 3P6 and at Bormte 204/A, Stekene, Belgium 9190. Our office lease obligation in Vancouver are renewed on an annual basis at the end of May.

ATS’ real property was divested prior to our acquisition. As part of the acquisition, however, ATS shall be entitled to remain on the premises where it currently conducts its business operations for a twelve (12) month period ending January 7, 2001 rent free and thereafter, for an additional term of 10 years, at a rate of 2,400 BEF per square meter for office space, 1,800 BEF per square meter for the work room and 1,200 per square meter for the warehouse.

Our Company does not own any real property other than the building contributed by us to our subsidiary, SDL Invest N.V., which ownership interest is subject to an option to purchase granted to such subsidiary’s minority shareholders. The three story office and small warehouse building located at the 2 Molenvlietweg; Aalsmeer that was owned by our subsidiary, Kwatrobox is now in the control of the trustee in bankruptcy and will be turned over to the bank as it was provided as security for loans. We have not entered into any agreements to acquire any properties.

Item 3.     Legal Proceedings.

The former owners of the Company’s subsidiary, ATS (formerly Schelfhout Computer Systemen N.V.), sought to enforce the mandatory redemption feature related to the first two tranches of shares totaling 909,090 be released under the terms of the purchase agreement on the basis that these shares were not free trading at the time of release as contemplated in the agreement. The former owners of the Company’s subsidiary, brought an action against the Company to enforce a pledge on the shares of ATS, which was provided to secure the obligations of the Company under the agreement. This action was heard by a Belgian court which granted remedy to the former owners of the subsidiary which allowed them to reacquire a 7½% interest in the subsidiary from the Company in exchange for the transfer for cancellation of the first tranche of 454,545 shares of the Company in full satisfaction of the Company’s obligations in relation to such shares under the agreement. No further action has been taken to date with respect to the second tranche of 454,545 shares released on January 10, 2001.

On April 16, 2002, Mr. Schelfhout and Mrs. De Laet filed a request for arbitration against Aucxis NV (Belgium) and the Company. The plaintiffs allege that the Company and Aucxis NV (Belgium) deliberately committed a number of misrepresentations both prior to and subsequent to the closing of the ATS share purchase agreement. They have alleged damages of up to $1,190,309 for which they seek to be compensated by Aucxis NV (Belgium) and the Company. These proceedings are presently in their initial stages and are not expected to be resolved before some time. Management believes that the claim brought against Aucxis NV (Belgium) and itself, is without merit and intends to vigorously defend both itself and Aucxis NV (Belgium).

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

On March 26, 2002, Mr. Schelfhout resigned as the managing director of ATS, as a consequence of which ATS brought a civil law action before the Commercial Court of Dendermonde (Belgium) on May 17, 2002, aiming at establishing that such resignation has caused the management contract under which Mr Schelfhout performed his management duties to be terminated, entitling ATS to cease all payments of management fees and to demand damages. Subsequent to the year end the Belgium Courts have awarded damages to INFOMAR of $ 247,181 ATS has made provision for $176,136 in fiscal 2002. The case is being appealed.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to the vote of the holders of the Company's securities during the fourth (4th) quarter ended December 31, 2002.

Part II

Item 5.     Market for the Common Equity and Related Stockholder Matters.

Market Price of the Company's Common Stock

Our common stock is currently quoted on the OTC Bulletin Board under the symbol "AUCX.".

For the year ended December 31, 2001

Year Ending December 31, 2001
	Price High	Price Low
First Quarter	0.84	0.30
Second Quarter	0.39	0.15
Third Quarter	0.08	0.01
Fourth Quarter	0.14	0.01

For the year ended December 31, 2002

The following table sets forth the closing prices for the common stock during the periods indicated, as reported by the OTC Bulletin Board

Year Ending December 31, 2002
	Price High	Price Low
First Quarter	0.09	0.03
Second Quarter	0.03	0.03
Third Quarter	0.01	0.01
Fourth Quarter	0.003	0.003

Year Ending December 31, 2003
	Price High	Price Low
First Quarter	0.003	0.003
Second Quarter, through to March 28, 2003	0.003	0.003

As of March 28, 2003 we had 66,406,415 shares of common stock outstanding held by approximately 258 record holders. The Company estimates that approximately 750 beneficial holders hold its common stock.

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

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The year ended December 31, 2002

The year under review has proved to be another difficult year at the parent level thanks to increasing legal pressure applied by Luc Schelfhout in what management believes is an attempt to regain control of the company that he sold to Aucxis in December 2000. At the subsidiary level, however, the operation continues to grow and is profitable.

The new Board of Aucxis established in May 2001 continues to seek out ways to maximize shareholder value with the remaining business units of Company. This has proven to be a difficult task, as we have had to address many difficult issues that remained in the Company after the previous management resigned in August 2001.

On a positive note, Aucxis Trading Solutions (“ATS”) continued to make profit on increased revenue. ATS maintained its position as the major provider of electronic auction systems for the perishable agricultural industry. Early in 2002, ATS delivered 12 Moby Clocks (mobile auction systems) to 7 fish auctions in southern Brittany. The electronic clocks, which are mounted on small battery powered vehicles, are driven through the markets amongst the boxes of fish. Their introduction was warmly welcomed by all market users. The markets are Audierne, Concarneau, Douarnenez, Loctudy, Le Guilvinec, Saint-Guénolé and Lesconil, all of which are controlled by the Quimper Chamber of Commerce. In 2002, their combined sales, comprising 63,150 tons of fish, had a total value of 188,200,000 EUR.

At the end of 2001, ATS established Auction Trading Services Nederland BV (“ATS Holland”) in cooperation with Flora Holland and Verenigde Bloemenveilingen Aalsmeer. We succeeded in our goal to continue the services of the former Nieaf Systems. The first fiscal year of ATS Holland was closed with positive results.

In the previous year, as a result of a review, seeking opportunities for consolidation,. it was decided to enter merger negotiations with Agro Marches Internationaux (AMI), which is a competitor in the electronic auction market and has also developed several complimentary and non-competitive products. Discussions with Agro Marches Internationaux have ceased as it was felt that it would not to be in the best interest of the shareholders to merge the two organizations at this time.

The Company will continue to focus on the development of ATS as this business unit continues to capture new business and strives to be the premier supplier of electronic trading systems to perishable agriculture and fish trading world-wide. The management team at ATS is committed to the long term supply of quality trading systems its customers have come to expect.

ATS Highlights from 2002:

Following are a selection of key implementations in 2002.

Belgium - Fruits and Vegetables - The overall modernisation of the auction room at Vennootschap Mechelse Veilingen in Sint-Katelijne-Waver (6 clocks, 374 buyers) and of the central linking infrastructure of the network of Belgian fruit and vegetable auctions.

China - Flowers -The entire selling equipment of the high-tech auction room in Kunming International Flora Trading Center’s new auction building (2 clocks, 300 buyers).

France - Fish -The supply of 12 Moby-Clocks and 335 radiographic buying transmitters for the auction of the Chamber of Commerce in Quimper. The implementation of the information and auction network " W-Fish". France fish New selling system for the Granville fish market with remote bidding system. Continued omputerization of the fish market in Boulogne-sur-Mer by implementing mobile stations for the input and processing of supply and sales information.

Germany – Flowers -The entire selling equipment of the ultramodern auction room in NBV+UGA Herongen’s new auction building (5 clocks, 448 buyers) with remote bidding possibility

Holland - Fish -The further development of the EFICE network, which links 8 auction markets. The national roll-out of the information server and the backoffice system.

South Africa - Flowers -The modernisation of the selling system of Multiflora in Johannesburg.

Tanzania - Coffee -The implementation of an electronic selling system for the Coffee Board of Tanzania.

United Kingdom - Fish -The implementation of an electronic auction room for Shetland Seafood Auction, including remote bidding.

United States - Fish -The implementation of a back-office system for Portland Fish Market.

Results Of Operations

Comparison of Year ended December 31, 2002 to Year ended December 31, 2001

Revenues.

Revenue for the year ended December 31, 2002 was $4.7 million, as compared to $7.4 million in the year ended December 31, 2001. Revenue was lower as there was no contribution from the bankrupt Kwatrobox subsidiary. The revenue for 2001 included nine months of revenue from Kwatrobox, which was acquired on November 1, 2000. There has been an increase in revenue from ATS of approximately $1.1 million from the previous year contributing an additional $576,000 in gross profit. ATS derives its revenues from the development and installation of clock systems, cooling installations and maintenance for auction halls. Kwatrobox, which declared bankruptcy at the end of September 2001, specialized in the manufacturing and servicing of auction clock systems used in the auction of perishable commodities as well as the development of software specific to auctions and industries associated with auctions, including importers and exporters, the wholesale trade, line drivers and growers.

Net Loss/Earnings.

Net loss for the year ended December 31, 2002 was $1,225,962 a $13.5 million improvement from the previous year which had a loss of $14,727,621. The loss in the prior year was attributable to the $7.6 million in write-offs of goodwill, acquired workforce and acquired core technology and operational losses of $6.5 million. The goodwill, acquired workforce and acquired core technologies of Kwatrobox and I-Three Inc. were written off in their entirety due to the bankruptcy of Kwatrobox and the discontinued operations of I-Three. The $ 3.9 million of goodwill relating to the purchase of ATS was written off even though ATS as a separate business unit continues to grow and increase in performance. Management felt it was important to remove the goodwill from the balance sheet to properly reflect the assets of the Company.

Loss from operations for the year ended December 31, 2002 was $982,947 compared to $6,578,227 for the year ended December 31, 2001, an improvement of $5.6 million. This improvement is mainly attributable to the reduction in staff at the parent level, strong operating results of ATS and the absence of expenses of the bankrupt Kwatrobox subsidiary.

Operating Expenses.

Operating expenses, net of interest income, for the year ended December 31, 2002 were $3,596,907 as compared to $7,934,783 for the year ended December 31, 2001. This decrease in operating expenses was chiefly attributable the absence of expenses of the bankrupt Kwatrobox subsidiary and a reduction of $3 million in expenses at the parent company level. This reduction was due primarily to a significant reduction in employees and contractors as well as continued cost management measures implemented by current management. Operating expenses at ATS are higher by approximately $721,000, due primarily to a provision for the INFOMAR contract dispute ,increased legal and write-down.

A significant portion of the prior year expenditures of the Kwatrobox subsidiary relate to a software development project, PBS Verdeel Pro a proprietary software application, which failed when the delivery of the second phase of the project was found to be unsatisfactory to the intended customer. Accounting, audit and legal expenses relating to listing requirements, the patent application process, employee severances and other legal issues were also part of the expenses in the prior year.

There were no Research and development costs incurred in the current year compared to $506,000 for the year ended December 31, 2001 all of which were incurred by Kwatrobox. There were no further R&D expenses incurred related to the various non-core Tibco based software due to a suspension in development of this non-core technology.

Plan of Operation.

Our plan of operation for the coming year at the parent level involves the following

1

Planned divestitures of business units and or business

Consideration is being given to full or partial dispositions of our 92.5% interest in ATS, the 33% interest in Holland BV and other company assets. We expect to undertake formal valuations for the various business units and will be accepting offers from competitors and other interested buyers.

2

Settlements of outstanding liabilities

Liabilities at the parent level consist of three main groups. Trade payables, the bulk of which were accrued before the current board took control of the Company,at approximately $390,000, an amount due to the former shareholders of Kwatrobox for approximately $356,000 and bridge loans payable totaling $396,000 with accrued interest. Negotiations for settlements with regard to trade payables and the amount owed to the former Kwatrobox shareholders are ongoing.

3

CMU evaluation

Management will be reviewing the Collateral Management Utility (CMU) and related hardware to determine if the CMU justifies additional research and development. It is expected that this review will lead to discussions with interested parties for the development or sale of the CMU, depending on the outcome of any financings or business unit sale initiatives.

4

Other strategic options and opportunities

Management will continue its revenue enhancing and cost management initiatives while simultaneously considering other strategic options and opportunities for the Company.

At the subsidiary level, ATS continues to grow organically within its well-defined auction niche, gaining market share with competitive pricing enabled by efficient technology management and standardization. Management of Aucxis is now taking a more hands on approach with ATS with the desire of increasing margins and profitability at this subsidiary.

With respect to further vertical penetration within the perishable supply chain, we continue to consider acquisition/merger opportunities to achieve a broader product offering with sufficient potential to meet shareholder expectations.

Liquidity and Capital Resources

Cash has increased by approximately $300,000 from December 31, 2001tot $618,000.

On April 16, 2002, the Company and three lenders, ABN Capital (Belgium) NV, Bodin Saphir Pension Scheme, and J.J. Mennillo, entered into a Convertible Bridge Loan Agreement for $125,000 each, representing an aggregate loan by the lenders to the Company of $375,000. The Company and lenders placed the loan in escrow. The loan bears interest at a rate of 12.5% per annum, which accrues until the loan is repaid or converted to shares. Subject to certain terms and conditions of this agreement, each of the lenders is entitled to convert only such amounts as have been drawn down from its respective part of the principal of the loan into shares at $.01 per share. Interest has been capitalized to the loan balances. This was the only financing for the year ended December 31, 2002 at the parent level.

The Company’s subsidiary, ATS, has available a bank credit facility of approximately $220,000 (247,000 EUR) which can be used for operating purposes. This credit facility bears interest at the bank’s base rate plus 1.25% and is secured by certain assets of ATS. ATS is seeking a bank guarantee facility from the Nationale Borg but this has not been finalized.

Working capital for the year ended December 31, 2002 resulted in a deficit of $1,243,921 compared to a deficit of $569,074 for the year ended December 31, 2001. The main reason being the inclusion of the bridge loan as a current payable and a $300,000 increase in deferred revenue. Current assets are up $1,140,000 mainly due to an increase in inventory and cash. . During 2002, the Company disposed of its equity investment in Aucxis Limited (Australia) for proceeds of $84,000 and recognized a gain of $84,000.which has been used to fund current operations at the parent level.

Risks and Uncertainties

Our business plan is largely dependent upon the perishable commodity auction marketplace. While this marketplace has been experiencing a dramatic increase in size over the past few years, it has also seen many initiatives fail to achieve market acceptance. We believe in the strengths of the Company's capabilities, and in its ability to adapt to changes in the marketplace. However, there can be no assurance that the perishable commodity auction marketplace will continue to exist or that the skills of the Company will not become obsolete, or be circumvented. Due to the significant and rapid technological changes in the perishable commodity auction marketplace there can be no assurance that the introduction of new products or the development of technologies by other entities will not render the

Companies products and services obsolete or unmarketable. Management is committed to grow by providing products and services that meet the needs of its customer base.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to introduce new products into new and rapidly evolving markets characterized by intense competition, as well as new paradigms being pursued such as traceability. To address these risks and uncertainties, the Company must, among other things, successfully market its existing products and technologies and complete and introduce products and product enhancements under development in a timely manner, continue to upgrade and commercialize its technologies, compete effectively with a large number of technologically sophisticated and well financed companies, time the introduction of new products and services in a manner synchronous with market demand, and attract, retain and motivate highly qualified personnel, manage rapid growth and integrate the personnel, technologies and operations of acquired businesses. There can be no assurance that the Company will successfully address these challenges.

The Company has incurred losses from operations in its last five fiscal years and as at December 31, 2002, had an accumulated deficit in shareholders' equity of $24.455million..

At the ATS level, the Company continues to seek out opportunities to acquire or invest in businesses, products and technologies that expand, compliment or are otherwise related to the Company’s current business or products. The Company also considers from time to time opportunities to engage in joint ventures or other business collaborations with third parties to address particular market segments. Such acquisitions, investments, joint ventures or other business initiatives may involve significant commitments of financial and other resources of the Company. There can be no assurance that any such activity will be successful in generating revenue, income or other returns to the Company, or that financial or other resource committed to such activities will not be lost.

Item 7.     Financial Statements.

(i)	Report of Independent Accountants

(ii)	Consolidated Balance Sheet as of December 31, 2002.

(iii)	Consolidated Statement of Operations Deficit and Accumulated Comprehensive Income for the years ended December 31, 2002 and December 31, 2001.

(iv)	Consolidated Statement of Cash Flows for the years ended December 31, 2002 and December 31, 2001.

(v)	Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002 and December 31, 2001.

(vi)	Notes to Consolidated Financial Statements.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 21, 2002, Aucxis engaged Manning Elliott as its new independent accountants. The engagement of Manning Elliott was recommended by the Audit Committee and approved by the Board of Directors of the Company. There were no changes or disagreements with accountants in the current year.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth the executive officers and directors of the Company, which officers are elected annually by the Board of Directors and hold office at the discretion of the Board.

NAME	AGE	POSITION

Gary Jessop	40	Chairman of the Board, Director

Dennis Petke	39	Chief Financial Officer

Lewis Reinders	65	Director

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

Dennis Petke, Chief Financial Officer and Corporate Secretary.

Dennis Petke has served as Chief Financial Officer of the Company since August 21, 2001. Dennis Petke is currently a director of Crux Industries. Mr. Petke is qualified as a Chartered Accountant in Canada and is a member of the Institute of Chartered Accountants of B.C (1995). Mr. Petke provides contract and consulting services to public and private companies including quarterly reporting and corporate secretary services. His expertise is in the areas of operations analysis, systems design and implementation, corporate finance and corporate administration. Throughout his professional career, Mr. Petke has been involved with various financings including private placements, preferred shares issues and debt financings. Mr. Petke specialized in the audit of public companies while completing his articles.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's common stock (“Reporting Person”), to file with the Securities and Exchange Commission, on a timely basis, the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of the Company's common stock. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by it, the Company believes all filing requirements applicable to its directors, executive officers and beneficial owners of 10% or more of the common stock were complied with during fiscal 2001.

Item 10.     Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table sets forth certain information for the two (2) years ended December 31, 2002 and December 31, 2001 regarding the compensation of the Company's Named Executive Officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual compensation			Long-term compensation
					Awards		Payouts
		Salary (US$)	Bonus (US$)	Other annual compensation (US$)	Restricted stock awards (US$)	Securities underlying options/ SARs (#)	LTIP payouts (US$)	All other compensation (US$)
Dan McKenzie, President, CEO and Chairman (1)	2001	$83,300	$31,250 -	- -	- -	- -	- -	$18,400 -
David Hackett, Chief Financial Officer(2)	2001	$68,750	$21,900 -	- -	- -	- -	- -	$18,200 -
Dennis Petke, Chief Financial Officer (3)	2001 2002
Neil Murphy, Chief Operating Officer(4)	2001 2002

(1)
Dan McKenzie resigned as President, Chief Executive Officer and Chairman August 13, 2001. The salary above is based on the prorated portion for the year.. In addition, advances of $9,600 were forgiven and $8,800 was paid as part of a severance settlement.

(2)
David Hackett resigned as Chief Financial Officer and Corporate Secretary August 13, 2001. The salary above is based on the prorated portion for the year.. In addition, advances of $9,800 were forgiven and $8,400 was paid as part of a severance settlement.

(3)
Dennis Petke was named Chief Financial Officer and Corporate Secretary August 21, 2001. Mr. Petke is compensated under contract through Q4 Financial Group Inc., a company controlled by Mr. Petke, at a rate of $6,875 per month.

(5)	Neil Murphy was named Chief Operating Officer August 21, 2001. Mr. Murphy is compensated under contract at $9,375 per month. Mr. Murphy resigned effective July 1, 2002.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

No stock options were granted in the year ended December 31, 2002.

Stock Option Plans

The Company maintains a stock option plan designated as the 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan reserves 9,000,000 shares of the Company’s Common Stock for issuance, upon the exercise of options designated as either (i) incentive stock options ("ISOs") under the Internal Revenue Code of 1986, as amended (the "Code") or (ii) non-qualified options. Nonqualified options may be granted to consultants, directors (whether or not they are employees), employees or officers of the Company. In certain circumstances, the exercise of stock options may have an adverse effect on the market price of the Company's Common Stock.

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

Employment Agreements

There are currently no employment agreements in effect with the Company’s executive officers.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the shares of our common stock as of the date of March 28, 2003 by (i) each person who is known by management to own beneficially more than five percent (5%) of our Company's issued and outstanding shares of common stock, (ii) our Chief Operating Officer and each of our Company's other most highly compensated executive officers whose compensation on an annualized basis (salary and bonus) for services rendered in all capacities to the Company during the year ended December 31, 2001 exceeded US $100,000 (collectively, the “Named Executive Officers”), and (iii) each of our Company's directors.

Percentage of
Name and Address of Beneficial Owner	Number of Shares (1)	Class

J. Andrews, in Trust for the Shareholders of Sanga International Inc.(2)	16,500,000	24.9%
c/o Pachulski, Stong, Ziehl, Yang & Jones P.C.
10100 Santa Monica Blvd., Suite 1100, Los Angeles, CA 90067

ABN AMRO Capital Investments (Belgie) N.V.	4,072,639	6.1%
Regentlaan 53, 1000 Brussels, Belgium

Luc Schelfhout	3,636,364 (3)	5.5%
Bornte 204/A, Stekene, Belgium 9190

Neil Murphy, COO	Nil	*
c/o 220 King Street West, Suite 200, Toronto, Ontario M5H 1K4

Bart Sonck	150,000 (4) (5)	*
c/o 220 King Street West, Suite 200, Toronto, Ontario M5H 1K4

Gary Jessop, Chairman	100,000 (5)	*
c/o 220 King Street West, Suite 200, Toronto, Ontario M5H 1K4

Lewis Reinders	100,000 (5)	*
c/o 220 King Street West, Suite 200, Toronto, Ontario M5H 1K4

Dennis Petke	112,000 (5) (6)	*
c/o 220 King Street West, Suite 200, Toronto, Ontario M5H 1K4

All executive officers and directors as a group (3 persons)	312,000 (4) (5) (6)	*

* represents less than 5%

1)
The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any share as to which 33 the individual or entity has voting power or investment power. Unless otherwise indicated, each person or entity has sole voting and investment power with respect to shares shown as beneficially owned. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days, whether pursuant to the exercise of options, conversion of securities or otherwise.

2)
 The shares are beneficially owned by Sanga International Inc., which is currently undergoing a restructuring pursuant to Chapter 11 of United States Bankruptcy laws. Sanga does not have any controlling shareholder. The sole officer of Sanga is John Andrews and its directors are John Andrews, Mitch Stein and Masood Jabor.

3)	Includes 1,818,182 shares held by Mr. Schelfhout’s spouse, Hilde de Laet.

4)	Includes options enabling the holder to purchase up to 50,000 shares, re-priced at an exercise price of $0.35 per share on December 30, 2000.

5)	Includes options enabling the holder to purchase up to 100,000 shares, priced at an exercise price of $0.35 per share.

6)	Includes 12,000 shares held directly.

Item 12.     Certain Relationships and Related Transactions.

On December 30, 2000, Dan McKenzie, the former President, Chief Executive Officer and a former director of the Company entered into an agreement (the “McKenzie Employment Agreement”) to serve as President and Chief Executive Officer of the Company, effective January 2000, in addition to serving on the board of directors of the Company. The McKenzie Employment Agreement provided for a base fee of CDN$200,000 per year, payable in equal semi-monthly payments, plus a bonus of CDN$50,000 subject to meeting certain benchmarks outlined in the agreement. Mr. McKenzie was provided with insurance benefits and other perquisites, including car allowance and professional fees, along with four weeks’ vacation per annum, and the reimbursement of normal and reasonable business expenses. Under the McKenzie Employment Agreement, Mr. McKenzie was also granted options to purchase up to an aggregate of 1,500,000 shares of the Company’s common stock. These options vested on the date of grant and were exercisable at approximately US$0.35 per share. The McKenzie Employment Agreement also provided for a one (1) year non-competition clause and a one (1) year non-solicitation clause.

On December 30, 2000, David Hackett, the former Chief Financial Officer of the Company, entered into a an agreement (the “Hackett Employment Agreement”) with respect to his capacity as Chief Financial Officer of the Company, effective May 1, 1999. The Hackett Employment Agreement provided for a base fee of CDN$165,000 per year, payable in equal semi-monthly payments, plus a bonus of CDN$35,000 subject to meeting certain benchmarks outlined in the agreement. Mr. Hackett was also provided with insurance benefits and other perquisites, including car allowance and professional fees, along with four weeks vacation per annum, and the reimbursement of normal and reasonable business expenses. Under the Hackett Employment Agreement, Mr. Hackett was granted options to purchase up to an aggregate of 1,000,000 shares of the Company's common stock. These options vested on the date of grant and were exercisable at approximately US $0.35 per share. The Hackett Employment agreement also provided for a one (1) year non-competition clause and a one (1) year non-solicitation clause.

On August 2, 2001, the Company entered into an amending agreement with Dan McKenzie (the “McKenzie Amending Agreement”) amending the terms of the McKenzie Employment Agreement. Among other things, the McKenzie Amending Agreement provided that the term of Dan McKenzie’s employment with the Company would expire on December 31, 2001 unless extended or earlier terminated. The McKenzie Amending Agreement also provided that if Dan McKenzie resigned from his position with the Company he would continue to perform his duties up to a maximum of six months as a transition period. In addition, pursuant to the McKenzie Amending Agreement, if Dan McKenzie resigned, the Company would pay to Mr. McKenzie the severance amount prescribed in the McKenzie Employment Agreement.

On August 2, 2001 the Company entered into an amending agreement with David Hackett (the “Hackett Amending Agreement”) amending the terms of the Hackett Employment Agreement. Among other things, the Hackett Amending Agreement provided that the term of David Hackett’s employment with the Company would expire on December 31, 2001 unless extended or earlier terminated. The Hackett Amending Agreement also provided that if David Hackett resigned from his position with the Company he would continue to perform his duties up to a maximum of six months as a transition period. In addition, pursuant to the Hackett Amending Agreement, if David Hackett resigned, the Company would pay to Mr. Hackett the severance amount prescribed in the Hackett Employment Agreement.

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

The Company has an ongoing agreement with Q4 Financial Group Inc.(“Q4 Financial”) for the provision of accounting services including the provision of an accounting and administration office in Vancouver, BC, Canada. Dennis Petke, Chief Financial Officer, controls Q4 Financial and receives his compensation as Chief Financial Officer through this company.

Management believes that the terms and conditions of the foregoing transactions were no less favorable to the Company than terms attainable from unaffiliated third parties.

Item 13.     Exhibits and Reports on Form 8-K.

	(a)	Exhibits

Number		(a) Description

21.1		List of subsidiaries

99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aucxis Corp. (formerly e-Auction Global
Trading Inc.)

Dated: March 28, 2003
By: /s/ Dennis Petke

Dennis Petke, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis Petke	Chief Financial Officer	March 28, 2003

Dennis Petke

/s/ Gary Jessop	Director	March 28, 2003

Gary Jessop

/s/ Lewis Reinders	Director	March 28, 2003

Lewis Reinders

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)
(a Nevada Corporation)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002
(in U.S. dollars)

Independent Auditors' Report

To the Board of Directors and Stockholders of
Aucxis Corp. (formerly e-Auction Global Trading Inc.)
(a Nevada Corporation)

We have audited the accompanying consolidated balance sheets of Aucxis Corp. (formerly e-Auction Global Trading Inc.) as of December 31, 2002 and December 31, 2001 and the related consolidated statements of operations, deficit and comprehensive loss and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aucxis Corp. (formerly e-Auction Global Trading Inc.) as of December 31, 2002 and December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years then ended in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency of $1,225,962 and has recurring operating losses which accumulated to December 31, 2002 of $24,455,766. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, Canada

March 22, 2003

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

CONSOLIDATED BALANCE SHEET

(in U.S. dollars)

DECEMBER 31	2002	2001

ASSETS
CURRENT ASSETS
Cash and equivalents	$617,811	$310,050
Accounts receivable (Note 5)	1,135,903	1,230,348
Inventory (Note 6)	1,394,028	404,310
Prepaid expenses	51,218	113,528

Total Current Assets	3,198,960	2,058,236

Investments (Note 7)	160,070	115,772
Property, plant and equipment (Note 8)	297,624	549,272
Software (Note 8)	-	157,582
Acquired core technology (Notes 4 and 10)	299,584	449,381

Total Assets	$3,956,238	$3,330,243

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 13)	$1,592,618	$1,462,832
Due to related parties (Note 14)	356,274	352,335
Deferred revenue	2,000,082	711,551
Current portion of long-term debt (Note 16)	488,666	89,055
Deferred taxes	5,241	11,577

Total Current Liabilities	4,442,881	2,627,350

Long-term debt (Note 16)	105,859	165,643
Non-controlling interest	2,400	–

Total	4,551,140	2,792,993

Mandatory Redeemable Shares of Common Stock (Note 4(a))	4,818,181	4,818,181

Total Liabilities	9,369,321	7,611,174

STOCKHOLDERS’ EQUITY (DEFICIT)

COMMON STOCK, $0.001 par value; 250,000,000 shares
authorized, 62,773,051 and 62,714,551 issued and
outstanding respectively (Note 18)	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive income	243,710	149,900
Deficit	(24,455,766)	(23,229,804)

Total Stockholders’ Equity (Deficit)	(5,413,083)	(4,280,931)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,956,238	$3,330,243

Contingencies (Notes 1 and 23)

Approved on behalf of the Board of Directors:

/s/ Gary Jessop	/s/ Lewis Reinders

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS, DEFICIT AND COMPREHENSIVE LOSS

(in U.S. dollars)

DECEMBER 31	2002	2001

Revenue	$4,717,887	$7,442,479
Cost of goods sold	(1,764,616)	(3,429,377)

	2,963,271	4,013,102

Selling, general and administrative expense	3,596,907	7,934,783
Depreciation and amortization expense	349,311	2,656,546

	3,946,218	10,591,329

Loss from operations before the under-noted	(982,947)	(6,578,227)

Impairment of goodwill, acquired workforce, software and
acquired core technology (Note 4(d))	(104,796)	(7,572,735)

Losses on sales and write down of assets	(221,704)	-

Gain on disposal of investment (Note 7)	84,000	-

Share of income (loss) of equity investment (Note 7)	38,641	(488,028)

Loss before income taxes and non-controlling interest	(1,186,806)	(14,638,990)

Income tax expense	(36,756)	(86,840)

Non-controlling interest	(2,400)	(1,791)

Loss for the year	(1,225,962)	(14,727,621)

Accretion of mandatory redeemable common stock
to redemption value (Note 4(a))	-	(243,817)

Deficit beginning of year	(23,229,804)	(8,258,366)

Deficit end of year	$(24,455,766)	$(23,229,804)

Basic loss per share	(.02)	(0.23)

Net loss for the year	$(1,225,962)	$(14,727,621)

Foreign currency translation adjustments and
other comprehensive income	93,810	274,721

Comprehensive loss	$(1,332,152)	$(14,452,900)

Shares used in computing basic earnings per share	62,738,926	62,738,926

(Diluted loss per share has not been presented as the result is anti-dilutive)

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars)

DECEMBER 31	2002	2001

OPERATING ACTIVITIES
Net loss for the year	$(1,225,962)	$(14,727,621)
Adjustments to reconcile net loss to cash
Interest	30,864	–
Depreciation and amortization	349,311	2,656,546
Foreign exchange	22,223	2,930
Non-controlling interest	2,400	1,791
Share of (income) loss of equity investment	(38,641)	488,028
Impairment of goodwill and intangibles	104,796	7,572,735
Loss (gain) on sale of assets	221,704	(8,940)
Gain on disposal of investment	(84,000)	-
Net change in non-cash working capital items (Note 19)	582,957	(867,180)

CASH USED IN OPERATING ACTIVITIES	(34,348)	(4,881,711)

FINANCING ACTIVITIES
Related party repayments	-	(967,456)
Issuance of capital stock	-	585
Long-term debt net of repayment	308,963	(45,680)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	308,963	(1,012,551)

INVESTING ACTIVITIES
Purchase of property, plant and equipment net of disposal proceeds	(68,997)	(4,357)
Purchase of Auction Trading Services Netherlands B.V.	(5,657)	-
Proceeds of disposal of Aucxis Limited (Australia)	84,000	-

CASH USED IN INVESTING ACTIVITIES	9,346	(4,357)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
DURING THE YEAR	283,961	(5,898,619)

EFFECT OF FOREIGN EXCHANGE ON CASH	23,800	3,500

CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	310,050	6,205,169

CASH AND CASH EQUIVALENTS END OF YEAR	$617,811	$310,050

Supplemental cash flow information:

Interest paid	$86,495	$71,362
Taxes paid	36,756	86,840

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in U.S. dollars)

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

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

The Company has a serious working capital deficiency as at December 31, 2002 and has suffered recurring operating losses and has an accumulated deficit as at December 31, 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon effective implementation of revenue and cost management alternatives and the success of potential future external financing initiatives.

Management is considering various revenue and cost management alternatives and is examining a variety of options to re-organize the Company. It is not possible at this time to predict with any assurance the success of these initiatives.

2.

BASIS OF PRESENTATION

These financial statements consolidate the accounts of the Company, Aucxis Corp. (Nevada) and its subsidiaries as follows:

     100%      Aucxis Corp. N.V. (Belgium)
     92.5%     Aucxis Trading Solutions N.V. (formerly Schelfhout Computer Systemen N.V. (Belgium)
     100%       I-Three Inc. (Canada)
     100%      e-Auction Global Trading Inc. (Barbados)
     100%      Aucxis Corp. (Canada)

The December 31, 2001 comparative figures also include the operations and cash flows of the Netherlands subsidiaries described in Note 1 as these entities were controlled and operated by the Company during 2001 prior to these entities filing for bankruptcy.

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

2.

BASIS OF PRESENTATION (continued)

The financial statements also include the Company’s share of the net assets and earnings or loss of the Company’s 48.2% investment in Aucxis Limited (Australia) and 40% investment in SDL Invest N.V. (Belgium) which are accounted for by the equity method. During 2002, the Company disposed of its investment in Aucxis Limited (Australia).

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Foreign exchange translation

The Company’s functional currency is U.S. dollars, except that its main operating subsidiaries function in euros. Foreign denominated assets and liabilities are measured in U.S. dollars using the exchange rate prevailing at year end. Resulting remeasurement adjustments are included in income. The Company applies the average exchange rate for the year to translate revenues, expenses and gains and losses, into U.S. dollars. The resulting translation adjustments are included as a separate component of comprehensive loss within shareholders’ equity.

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

(d)

Acquired workforce

Acquired workforce was recorded at cost and amortized on a straight-line basis over its expected life of approximately five years. Acquired workforce related to I-Three Inc. was written off during 2001.

(e)

Acquired core technology

Acquired core technology is recorded at cost and amortized on a straight-line basis over its expected life of approximately five years. Acquired core technology related to I-Three Inc. was written off during 2001.

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(f)

Goodwill

Goodwill represented the costs of acquired businesses in excess of the fair values of the net identifiable assets acquired and was amortized on a straight-line basis over its expected life of five years.

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

(g)

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment on Disposal of Long-Lived Assets”, the Company evaluates potential impairment of its long-lived assets whenever events or changes in circumstances indicate doubts about the recoverability of such assets. Recoverability of assets held and used is measured by comparing the carrying amount of the asset to estimated future net undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment is recognized based on the amount by which the carrying amount of the asset exceeds its estimated fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value. Fair value is based on the amount of consideration which would be paid by an arms length party under no compulsion to transact.

(h)

Internal use software

The Company had acquired and was developing software for internal use in its e-business services. In late 2002, the Company fully wrote off this software as management no longer considered the carrying amount of this asset to be recoverable.

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

(j)

Revenue recognition

The Company derives revenue from the development and installation of clock systems, cooling installations and maintenance services related to these systems. Clock and cooling installations take three to four months to complete and are accounted for using the percentage of completion method in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 81-1 “Accounting for Performance of Construction Type and Certain Production Type Contracts”. Revenue from contracts with customers that include customer acceptance provisions that are not confirmed until delivery and installation of the systems is recognized when the installation is complete and customer acceptance has occurred under the completed contract method of accounting.

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

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

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(p) Comparative figures Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

(q)

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company is evaluating the impact on the Company’s results of operations and financial position.

In June 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard of the Company’s results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company’s operations have not been disclosed.

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

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

4.	ACQUISITIONS AND IMPAIRMENT OF ACQUIRED ASSETS (continued)

(a)

ATS (formerly Schelfhout Computer Systemen N.V.) (continued)

Under the time release formula, 454,545 shares are to be released on each of the 6, 12, 18 and 24 month anniversary dates of the closing and 606,061 shares are to be released on each of the 36, 48 and 60 month anniversary dates of the closing.

Since the 3,636,364 shares issued to the vendors are subject to the put feature described above, which is beyond the Company’s direct control, they have been classified as mandatory redeemable shares of common stock. During 2000, the Company accreted $938,000 to the mandatory redeemable shares of common stock and during 2001 the Company accreted $243,817 to the mandatory redeemable shares of common stock. These accretions were recorded under a straight-line assumption based on a two-year amortization.

The first 454,545 shares were not free trading on July 10, 2000, the first anniversary date of the acquisition and during 2002 the vendors sought to exercise their right to retract 909,090 shares, representing the first two tranchees under the time release agreement, on the basis that they were not free trading on their respective release dates (see also Note 23).

In December 2001, the Company wrote off the net carrying value of goodwill of $3,924,267 related to the ATS acquisition as the Company no longer considered the carrying amount of this goodwill to represent the amount by which the fair value of ATS exceeded the fair value of its net identifiable assets (see Note 11).

(b)

Purchase of Kwatrobox B.V.

Effective November 1, 2000, the Company acquired 100% of the issued and outstanding shares of Kwatrobox B.V. (“Kwatrobox”), a provider of electronic auction infrastructure and enterprise resource planning software, for cash of $1,573,250 and 1,250,000 shares of the Company plus performance related contingent consideration of up to 200,000 shares of common stock of the Company. Total consideration, excluding the contingently issueable shares was $2,883,250. 750,000 of the shares issued upon closing on November 1, 2000, were held in escrow subject to a time release arrangement. 150,000 of these escrowed shares were to be released on June 5, 2002, however, at December 31, 2002, they remained in escrow.

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

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

4.	ACQUISITIONS AND IMPAIRMENT OF ACQUIRED ASSETS (continued)

(c)

Purchase of I-Three Inc.

On November 27, 2000, the Company acquired 100% of the issued and outstanding shares of I-Three Inc. in exchange for 455,000 shares of the Company. I-Three Inc. specialized in real-time, business-to-business infrastructure technology. The total consideration paid was $218,400.

In June 2001, the Company determined that the acquired workforce and acquired core technology obtained through the acquisition of I-Three Inc. would be terminated and abandoned respectively. As a result, the Company wrote off acquired workforce of $144,461 and acquired core technology of $563,211 related to I-Three Inc.

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

(d)

Impairment of goodwill, acquired workforce and acquired core technology

The impairment provision for the years ended December 31, 2002 and December 31, 2001 for goodwill, acquired workforce, software and acquired core technology is comprised as follows:

		2002	2001

	Goodwill for ATS	$-	$3,924,267
	Goodwill for Kwatrobox	-	3,386,785
	Acquired workforce for I-Three Inc.	-	144,461
	Acquired core technology for I-Three Inc.	-	563,211
	Less gain on disposal of net identifiable assets of
	Kwatrobox.	-	(445,989)
	Software of I-Three Inc.	104,796	-

		$104,796	$7,572,735

5.	ACCOUNTS RECEIVABLE

	Accounts receivable consists of the following amounts:

		2002	2001

	Accounts receivable	$1,148,743	$1,243,188
	Allowance for doubtful accounts	(12,840)	(12,840)

		$1,135,903	$1,230,348

6.	INVENTORY

	Inventory consists of the following:

	2002	2001

Raw materials	$272,550	$235,990
Work-in-progress	981,072	45,418
Finished goods	140,406	122,902

	$1,394,028	$404,310

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

7.	INVESTMENTS

During 2002, the Company recognized an impairment in the entire carrying amount of its equity investment in Aucxis Limited (Australia) in the amount of $484,448 because management believed the Company would not be able to recover its investment in Aucxis Limited (Australia). During 2002, the Company disposed of its equity investment in Aucxis Limited (Australia) for proceeds of $84,000 and recognized a gain of $84,000.

	The remaining investments balance consists of the Company’s interest in SDL Invest N.V. (Belgium) and the Company’s interest in Auction Trading Services Netherland B.V. as follows:

		2002	2001

	Auction Trading Services Netherlands B.V., at cost	$5,657	$-
	SDL Invest N.V. (Belgium), at cost	116,931	116,931
	Equity income (loss)	37,482	(1,159)

		$160,070	$115,772

8.	PROPERTY, PLANT, EQUIPMENT AND SOFTWARE

	Property, plant, equipment comprises:

			2002	2001

		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
Furniture and fixtures	$96,520	$19,100	$77,420	$124,919
Leaseholds	-	-	-	27,619
Tools and equipment	60,808	37,106	23,702	122,761
Vehicles	482,909	286,407	196,502	273,973

	$640,237	$342,613	$297,624	$549,272

Software comprises:

		2002	2001

	Cost	$288,880	$288,880
	Accumulated amortization	(184,084)	(131,298)
	Written off (Note 4(d))	(104,796)	-

		$-	$157,582

9.	ACQUIRED WORKFORCE

		2002	2001
	Cost	$-	$166,898
	Accumulated amortization	-	(22,437)
	Written off I-Three Inc. (Note 4(c))	-	(144,461)

		$-	$-

10.	ACQUIRED CORE TECHNOLOGY

	2002	2001

Cost	$748,969	$1,394,310
Accumulated amortization	(449,385)	(381,718)
Written off I-Three Inc. (Note 4(c))	-	(563,211)

	$299,584	$449,381

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

11.	GOODWILL

		2002	2001

	Cost	$-	$10,677,812
	Accumulated amortization	-	(3,366,760)
	Written off ATS (Note 4(a))	-	(3,924,267)
	Written off Kwatrobox (Note 4(b))	-	(3,386,785)

		$-	$-

12.

BANK INDEBTEDNESS

The Company’s subsidiary, ATS, has available a bank credit facility of approximately $220,000 (247,000 EUR) which can be used for operating purposes. This credit facility bears interest at the bank’s base rate plus 1.25% and is secured by certain assets of ATS.

The Company has executed a postponement agreement in favour of the bank. Under the agreement, the Company may not cause the ATS subsidiary to pay dividends to the Company or otherwise make payments to other companies in the group without the consent of the bank.

13.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES Accounts payable and accrued liabilities consist of the following:

		2002	2001

	Trade payables	$896,398	$853,412
	Accrued liabilities	566,255	263,000
	Payroll	129,965	346,420

		$1,592,618	$1,462,832

14.	DUE TO RELATED PARTIES

	2002	2001

Due to former Kwatrobox shareholders	$356,274	$352,335
Less: Current portion	(356,274)	(352,335)

	$-	$–

The amount due to former Kwatrobox shareholders relates to the acquisition of Kwatrobox from these former shareholders and the balance is non-interest bearing.

Included in the accounts payable is $24,874 (2001 - $59,000) due to a firm in which a director is a partner.

Included in accounts payable is $44,825 (2001 - $33,494) due to a company controlled by directors of a subsidiary.

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

15.	RELATED PARTY TRANSACTIONS

	The Company incurred the following amounts to related parties during the year ended December 31, 2002 and December 31, 2001, respectively:

		2002	2001

	Management fees to directors and former directors	$70,866	$242,975

	Professional fees paid to a firm in which a director is a partner	47,140	59,000

	Administration fees to a company with common directors	-	38,391

	Consulting fees to a company controlled by a director	84,659	61,150

	Consulting fees paid to a company controlled by the directors
	of a subsidiary (see also Note 23)	52,856	148,690

	Rent paid to SDL Invest N.V. (Belgium)	83,878	87,140

16.	LONG-TERM DEBT

	2002	2001

Convertible bridge loan	$405,865	$-
Vehicle and other loans	188,660	254,698
Less: Current portion	(488,666)	(89,055)

Long-term debt	$105,859	$165,643

The vehicle loans have interest rates ranging from 3.67% to 8.82% and maturity dates ranging from December 2002 through May 2006, and are secured by the related vehicles.

The debt repayments over the next four years are as follows:

2003	$92,102
2004	59,454
2005	35,159
2006	1,945

$188,660

The weighted average interest rate on borrowings is approximately 6.5%.

On April 16, 2002, the Company and three lenders, ABN Capital (Belgium) NV, Bodin Saphir Pension Scheme, and J.J. Mennillo, entered into a Convertible Bridge Loan Agreement for $125,000 each, representing an aggregate loan by the lenders to the Company of $375,000. The Company and lenders placed the loan in escrow. The loan bears interest at a rate of 12.5% per annum, which accrues until the loan is repaid or converted to shares. Subject to certain terms and conditions of this agreement, each of the lenders is entitled to convert only such amounts as have been drawn down from its respective part of the principal of the loan into shares at $.01 per share. Interest has been capitalized to the loan balances.

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

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

The Company has U.S. and European tax losses of approximately $19,000,000 to offset future years taxable income. These losses expire between fiscal 2014 and fiscal 2016.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are outlined below:

	2002	2001

Net combined U.S. and European operating losses	$19,000,000	$18,000,000
Statutory combined U.S. and European tax rate	35%	35%
Effective tax rate	-	-
Deferred tax asset	6,650,000	6,300,000
Valuation allowance	(6,650,000)	(6,300,000)

Net deferred tax asset	$-	$–

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

18.	COMMON STOCK

			Par	Additional
		Number	Value	Paid In	Total
		of Shares	($.001)	Capital	Value

	Balance, December 31, 2000	$62,714,551	$62,715	$18,735,673	$18,798,388
	Issued on exercise of options	58,500	58	527	585

	Balance on December 31, 2001 and
	December 31, 2002	62,773,051	$62,773	$18,736,200	$18,798,973

	Options for	Weighted
	shares of	average
	common	exercise price
	stock	per share

Balance December 31, 2000	8,213,000	0.34

Exercised	(58,500)	.01
Cancelled	(5,100,000)	.35

Balance December 31, 2001 and December 31, 2002	3,054,500.34

The following table summarizes information about the Company’s share options outstanding as at December 31, 2002.

	Number outstanding	Weighted average
Exercise	at	Remaining	Number exercisable at
price	December 31, 2001	contractual life	December 31, 2001

$0.01	96,500	1.0	96,500
$0.35	2,958,000	8.0	2,958,000

The following reflects pro-forma net income and loss per share as if the Company had elected to adopt the fair value approach of Statement of Financial Accounting Standard (SFAS) 123:

	2002	2001

Net loss for the year
As reported	$1,225,962	$14,727,621
Pro-forma	1,333,597	16,558,631

Basic and diluted loss per share
As reported	.02	.23
Pro forma	.02	.26

The estimated fair value of each option granted was calculated using the Black-Scholes option-pricing model.

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

19.	CHANGE IN NON-CASH WORKING CAPITAL

		2002	2001

	Accounts receivable	$94,445	$370,523
	Inventory	(989,718)	204,227
	Prepaid expenses	62,310	8,291
	Accounts payable and accrued liabilities	133,725	(849,475)
	Deferred items	1,282,195	(600,746)

		$582,957	$(867,180)

20.	SEGMENTED INFORMATION

	The Company operates in one operating segment, this being the installation of auction clocks and cooling systems.

Geographic information
	2002	2001
Revenue
Canada	$-	$269,214
Belgium	5,370,102	4,256,938
Netherlands	-	2,916,327

	$5,370,102	$7,442,479

Identifiable long lived assets
Canada	$24,558	$278,892
Belgium	572,650	877,343

	$597,208	$1,156,235

21.

LOSS PER COMMON SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128).

The weighted average number of shares of common stock used for calculating the basic loss per share is 62,738,926 (2001 – 62,738,926). Fully diluted loss per share is the same as the basic loss per share for the year ended December 31, 2002 and 2001. Loss per share is determined based on the loss available to common shareholders as presented in the statement of operations, deficit and comprehensive loss.

The 3,054,500 outstanding stock options are not included in the computation of earnings per share as they are anti-dilutive for the periods presented.

22.	COMMITMENTS The Company has future minimum lease payments under operating leases relating to premises at December 31, 2002 as follows:

2003	$89,000
2004	89,000
2005	89,000
2006	89,000
2007	89,000

$445,000

In addition, the Company has an outstanding commitment to sell its remaining 40% investment in SDL Invest N.V. to a director of ATS under the terms of an option held by the ATS director.

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars)

YEAR ENDED DECEMBER 31, 2002 AND YEAR ENDED DECEMBER 31, 2001

23.	CONTINGENCIES

(a)
During the year, a company controlled by a former director of ATS obtained a judgement against the Company in the amount of $225,000 for breach of a management contract. The Company has accrued $174,000 in these financial statements for this judgement, but is appealing the decision.

(b)

The former owners of the Company’s subsidiary, ATS (formerly Schelfhout Computer Systemen N.V.) sought to enforce the mandatory redemption feature related to the first two tranches of shares totalling $909,090 be released under the terms of the purchase agreement described in Note 4(a) on the basis that these shares were not free trading at the time of release as contemplated in the agreement.

The former owners of the Company’s subsidiary, who were directors of the subsidiary at the time, brought an action against the Company to enforce a pledge on the shares of ATS, which was provided to secure the obligations of the Company under the agreement. This action was heard by a Belgian court which granted a remedy to the former owners of the subsidiary which allowed them to re-acquire a 7/12% interest in the subsidiary from the Company in exchange for the transfer for cancellation of the first tranche of 454,545 shares of the Company in full satisfaction of the Company’s obligations in relation to such shares under the agreement. No further action has been taken with respect to the second tranche of 454,545 shares released on January 10, 2001.

(c)

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

On March 29, 2002 Mr. Schelfhout and Mrs. De Laet brought an ex parte application before the President of the Commercial Court of Dendermonde (Belgium), which granted them authorization to apply a restraint order to a portion of the ATS shares held by Aucxis N.V. The Company appealed this ruling and the Court heard these actions on June 25, 2002 and on October 22, 2002 the appeal was denied. Subsequently, this order was expanded to apply the restraint order to all of the ATS shares.

The Company also brought an action against Mr. Schelfhout and Mrs. De Laet relating to irregularities in discharging their obligations as directors of ATS. The Company is currently waiting for the decision on this action.

On April 30, 2002, Mr. Schelfhout resigned as the managing director of ATS and ceased to perform the duties required of him under his management contract. The Company brought an action against Mr. Schelfout related to his default under a management agreement.