Form 10KSB/A
period 2002-12-31
AUCXIS CORP
filed 2003-05-01
CIK 1102233

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment #1

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

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
(formerly e-Auction Global Trading Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS, DEFICIT AND COMPREHENSIVE LOSS

(in U.S. dollars)

DECEMBER 31	2002	2001

Revenue	$4,717,887	$7,442,479
Cost of goods sold	(1,754,616)	(3,429,377)

	2,963,271	4,013,102

Selling, general and administrative expense	3,596,907	7,934,783
Depreciation and amortization expense	349,311	2,656,546

	3,946,218	10,591,329

Loss from operations before the under-noted	(982,947)	(6,578,227)

Impairment of goodwill, acquired workforce, software and
acquired core technology (Note 4(d))	(104,796)	(7,572,735)

Losses on sales and write down of assets	(221,704)	-

Gain on disposal of investment (Note 7)	84,000	-

Share of income (loss) of equity investment (Note 7)	38,641	(488,028)

Loss before income taxes and non-controlling interest	(1,186,806)	(14,638,990)

Income tax expense	(36,756)	(86,840)

Non-controlling interest	(2,400)	(1,791)

Loss for the year	(1,225,962)	(14,727,621)

Accretion of mandatory redeemable common stock
to redemption value (Note 4(a))	-	(243,817)

Deficit beginning of year	(23,229,804)	(8,258,366)

Deficit end of year	$(24,455,766)	$(23,229,804)

Basic loss per share	(.02)	(0.23)

Net loss for the year	$(1,225,962)	$(14,727,621)

Foreign currency translation adjustments and
other comprehensive income	93,810	274,721

Comprehensive loss	$(1,332,152)	$(14,452,900)

Shares used in computing basic earnings per share	62,738,926	62,738,926

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