Form 10QSB
period 2003-03-31
AUCXIS CORP
filed 2003-06-19
CIK 1102233

UNITIED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

☐ Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

0-9040
Commission file number

AUCXIS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction)

Pending
(IRS Employer of incorporation or organization Identification No.)

Suite 500 - 666 Burrard Street, Vancouver, BC V6C 3P6 Canada.
(Address of principal executive offices)

604-639-3109
(Issuer's telephone number)

_______________________________________________________________________
(Former Name, Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer:

(1)	filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2)	has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ☐    No ☒

As of June 16, 2003 there were 66,409,415shares of the Registrant's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one); Yes ☐    No ☒

AUCXIS CORP. (FORMERLY E-AUCTION GLOBAL TRADING INC.)

FORM 10-QSB

ITEM 1. Financial Statements
Aucxis Corp.
(formerly e-Auction Global Trading Inc.)
(a Nevada Corporation)

Consolidated Financial Statements
(Unaudited)
March 31, 2003
(expressed in U.S. dollars)

AUCXIS CORP.
(a Nevada Corporation)
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2003
(in U.S. dollars)

AUCXIS CORP.
CONSOLIDATED BALANCE SHEET
(in U.S. dollars)

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and equivalents	$639,006	$617,811
Accounts receivable (Note 4)	1,012,811	1,135,903
Inventory (Note 5)	1,364,040	1,394,028
Prepaid expenses	10,378	51,218

Total Current Assets	3,026,235	3,198,960

Investments (Note 6)	192,240	160,070
Property and equipment (Note 7)	302,196	297,624
Acquired core technology (Note 8)	262,134	299,584

Total Assets	$3,782,805	$3,956,238

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 10)	$1,678,209	$1,592,618
Due to former Kwatrobox shareholders (Note 11)	494,402	356,274
Deferred revenue	1,617,840	2,000,082
Current portion of long-term debt (Note 13)	474,946	488,666
Deferred taxes	5,400	5,241

Total Current Liabilities	4,270,797	4,442,881

Long-term debt (Note 13)	34,560	105,859
Non-controlling interest (Note 14)	62,372	2,400

Total Liabilities	4,367,729	4,551,140

Mandatory Redeemable Shares of Common Stock (Note 14)	4,215,914	4,818,181

	8,583,643	9,369,321

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $0.001 par value; 250,000,000 shares
authorized, 62,773,051 issued and outstanding (Note 16)	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive income	418,333	243,710
Deficit	(24,018,144)	(24,455,766)

Total Stockholders’ Equity (Deficit)	(4,800,838)	(5,413,083)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,782,805	$3,956,238

Commitments and Contingency (Note 20)

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS, DEFICIT AND COMPREHENSIVE LOSS
(in U.S. dollars)

	2003	2002
THREE MONTHS ENDED MARCH 31	(Unaudited)	(Unaudited)

Revenue	$1,226,880	$1,308,512
Cost of goods sold	(307,800)	(590,071)

	919,080	718,441

Selling, general and administrative expense	993,555	788,605
Depreciation and amortization expense	62,368	82,925

	1,055,923	871,530

Loss from operations before the under-noted	(136,843)	(153,089)

Share of income (loss) of equity investment (Note 7)	32,170	(1,740)

Gain on cancellation of mandatory redeemable shares (Note 14)	542,295	-

Loss on sales and write down of assets	-	(114,886)

Income (loss) before income taxes	437,622	(269,715)

Income tax expense	-	(22,796)

Income (loss) for the period	$437,622	$(292,511)

Basic income (loss) per share	.01	(.01)

Income (loss) for the period	$437,622	$(292,511)

Foreign currency translation adjustments	174,623	(6,210)

Comprehensive income (loss)	$612,245	$(298,721)

Shares used in computing basic earnings per share	62,773,051	62,738,926

Shares used in computing fully diluted earnings per share	65,827,551	65,793,426

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in U.S. dollars)

	2003	2002
THREE MONTHS ENDED MARCH 31	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net income (loss) for the year	$437,622	$(292,511)
Adjustments to reconcile net loss to cash
Depreciation and amortization	62,368	82,925
Foreign exchange	126,623	(8,385)
Share of income (loss) of equity investment	(32,170)	1,740
Provision for impairment	-	82,003
Loss on sale of assets	-	32,883
Gain on cancellation of mandatory redeemable shares	(542,295)	-
Net change in non-cash working capital items (Note 17)	66,837	99,369

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	118,895	(1,976)

FINANCING ACTIVITIES
Related party repayments	-	(343)
Long-term debt net of repayment	(116,300)	16,748

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(116,300)	16,405

INVESTING ACTIVITIES
Purchase of property, plant and equipment (net of disposal proceeds)	-	(1,440)

CASH USED IN INVESTING ACTIVITIES	-	(1,440)

INCREASE IN CASH AND CASH EQUIVALENTS
DURING THE PERIOD	2,685	12,989

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,510	6,285

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	617,811	310,050

CASH AND CASH EQUIVALENTS END OF PERIOD	$639,006	$329,324

Supplemental cash flow information:

Interest paid	$15,120	$8,952
Taxes paid	-	22,796

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in U.S. dollars)

THREE MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002

1.

NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

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

The Company has a serious working capital deficiency as at March 31, 2003 of $1,244,562 and has an accumulated deficit as at March 31, 2003 of $24,018,144. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company is also involved in several legal actions related to its key operating division, Aucxis Trading Solutions N.V., which raise substantial doubt about the company’s ability to control this subsidiary and its operations in the future (see Notes 14, 21 and 22).

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

2.	BASIS OF PRESENTATION These financial statements consolidate the accounts of the Company, Aucxis Corp. (Nevada) and its subsidiaries as follows:

100%	Aucxis Corp. N.V. (Belgium)
92.5%	Aucxis Trading Solutions N.V. (formerly Schelfhout Computer Systemen N.V. (Belgium) (see Note 14)
100%	I-Three Inc. (Canada)
100%	e-Auction Global Trading Inc. (Barbados)
100%	Aucxis Corp. (Canada)

These financial statements also include the operations and cash flows of the Company’s 33% interest in Auction Trading Services Netherlands B.V. and 40% investment in SDL Invest N.V. (Belgium) which are accounted for by the equity method. During 2002, the Company disposed of its investment in Aucxis Limited (Australia). All intercompany transactions and balances have been eliminated.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in U.S. dollars)

THREE MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Foreign currency translation

The Company’s functional currency is U.S. dollars, except that its main operating subsidiaries function in Euros. Foreign currency denominated assets and liabilities are measured in U.S. dollars using the exchange rate prevailing at year end. The Company applies the average exchange rate for the year to translate revenues, expenses and gains and losses, into U.S. dollars. The resulting translation adjustments are included as a separate component of other comprehensive income (loss) within shareholders’ equity. Foreign currency transaction gains and losses are included in operations.

(b)

Financial instruments

The Company’s financial instruments include cash and cash equivalents and bank indebtedness, accounts receivable, accounts payable and accrued liabilities amounts, due to related parties, deferred revenue, long-term debt, mandatory redeemable shares of common stock, and contingencies. The fair values of these financial instruments approximate their carrying values due to their short-term nature and normal trade terms. The majority of the Company’s revenue and accounts receivable are denominated in Euros and are related to contracts to install auction clock and cooling systems for the perishable commodity marketplace.

(c)

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Property, plant and equipment are depreciated from the date of acquisition using the following rates and methods:

Furniture and fixtures	10 years straight-line
Leaseholds	4 years straight-line
Tools and equipment	5 years straight-line
Vehicles	5 years straight-line

(d)	Acquired core technology Acquired core technology is recorded at cost and amortized on a straight-line basis over its expected life of approximately five years.

(e)

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

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in U.S. dollars)
THREE MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(f)

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

(g)

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

(h)

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined using the weighted average cost method. Obsolete or defective inventories are reduced to net realizable value.

The work-in-progress inventory represents direct costs, including raw materials, labour and an allocation of overhead.

(i)

Stock options

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that stock awards granted be recognized as compensation expense based on their fair values at the date of grant. Alternatively, a company may account for granted stock awards under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense. Stock based compensation for non-employees is accounted for using SFAS No. 123.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in U.S. dollars)

THREE MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002

3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)

Stock options (continued)

The Company has modified the terms of its option plan for certain employees and, in accordance with Financial Accounting Standards Board Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation”, the Company has adopted variable plan accounting for these options. Under variable plan accounting, compensation expense is calculated and recorded each period from the date of modification to the date of measurement.

	(j)	Cash and cash equivalents Cash and cash equivalents consist of cash on deposit and highly liquid short-term, interest bearing securities, having original terms to maturity of three months or less.

(k)

Warranty provision

One of the Company’s subsidiaries provides a warranty for some of the products sold. A provision for estimated warranty costs is charged to operations on the basis of management’s estimate of costs to be incurred servicing warranty claims.

(l)

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

	(m)	Comparative figures Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

(n)

Interim financial statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the period shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(o)

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions effective January 1, 2003.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in U.S. dollars)

THREE MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)

Recent Accounting Pronouncements (continued)

In June 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company’s results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company’s operations have not been disclosed.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Company is currently evaluating its impact on the financial statements and expects to adopt SFAS 150 in the quarter ended September 30, 2003.

4.	ACCOUNTS RECEIVABLE Accounts receivable consists of the following amounts:

	March 31,	December 31,
	2003	2002

Accounts receivable	$1,01,811	$1,148,743
Allowance for doubtful accounts	-	(12,840)

	$1,012,811	$1,135,903

5.	INVENTORY Inventory consists of the following:

	March 31,	December 31,
	2003	2002

Raw materials	$324,000	$272,550
Work-in-progress	1,040,040	981,072
Finished goods	-	140,406

	$1,364,040	$1,394,028

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in U.S. dollars)

THREE MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002

6.	INVESTMENTS The investments balance consists of the Company’s interest in SDL Invest N.V. (Belgium) and the Company’s interest in Auction Trading Services Netherland B.V. as follows:

	March 31,	December 31,
	2003	2002

Auction Trading Services Netherlands B.V., at cost	$6,480	$5,657
SDL Invest N.V. (Belgium), at cost	116,931	116,931
Equity income	69,652	37,482

	$192,240	$160,070

7.	PROPERTY AND EQUIPMENT Property and equipment comprises:

			March 31,	December 31,
			2003	2002
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value

Furniture and fixtures	$105,119	$22,004	$83,115	$77,420
Tools and equipment	60,773	28,888	31,885	23,702
Vehicles	509,645	322,449	187,196	196,502

	$675,537	$373,341	$302,196	$297,624

8.	ACQUIRED CORE TECHNOLOGY

	March 31,	December 31,
	2003	2002

Cost	$748,969	$748,969
Accumulated amortization	(486,835)	(449,385)

	$262,134	$299,584

9.

BANK INDEBTEDNESS

The Company’s subsidiary, ATS, has available a bank credit facility of approximately $266,000 (247,000 EUR) which can be used for operating purposes. This credit facility bears interest at the bank’s base rate plus 1.25% and is secured by certain assets of ATS.

The Company has executed a postponement agreement in favour of the bank. Under the agreement, the Company may not cause the ATS subsidiary to pay dividends to the Company or otherwise make payments to other companies in the group without the consent of the bank.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in U.S. dollars)

THREE MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES Accounts payable and accrued liabilities consist of the following:

	March 31,	December 31,
	2003	2002

Trade payables	$867,244	$896,398
Accrued liabilities	308,765	566,255
Payroll	502,200	129,965

	$1,678,209	$1,592,618

11.	DUE TO FORMER KWATROBOX SHAREHOLDERS The amount due to former Kwatrobox shareholders relates to the acquisition of Kwatrobox from its former shareholders and the balance is non-interest bearing.

12.	RELATED PARTY TRANSACTIONS The Company incurred the following amounts to related parties during the periods ended March 31, 2003 and March 31, 2002, respectively:

March 31,

March 31,

2003

2002

Consulting fees to a company controlled by a officer	$20,925

$20,697

Due to directors and officers:

Included in the accounts payable is $2,400 (2002 - $24,874) due to a firm in which a director is a partner.

Included in accounts payable is $Nil (2002 - $44,825) due to a company controlled by directors of subsidiary.

Included in accounts payable is $39,728 due to a company controlled by an officer.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in U.S. dollars)

THREE MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002

13.	LONG-TERM DEBT

	March 31,	December 31,
	2003	2002

Convertible Bridge loan (including accrued interest)	$437,146	$405,865

Vehicle loans	72,360	188,660

Less: Current portion	(474,946)	(488,666)

Long-term debt	$34,560	$105,859

The vehicle loans have interest rates ranging from 3.67% to 8.82% and maturity dates ranging from March 2003 through August 2004, and are secured by the related vehicles.

The debt repayments over the next two years are as follows:

2003	$39,000
2004	33,360

$72,360

14.

MANDATORY REDEEMABLE SHARES OF COMMON STOCK

During the quarter, the Company finalized the disposition of a 7.5% interest in ATS pursuant to a court order allowing the former owners of ATS to reacquire a 7.5% interest in exchange for the transfer for cancellation of the first tranche of 454,545 shares. Accordingly, the Company reduced the mandatory redeemable shares of common stock by $602,267 (454,545 shares), increased its non-controlling interest by $59,972, representing the carrying amount of the portion of ATS disposed of and recognized a gain on cancellation of mandatory redeemable preferred shares for the balance of $542,295 (see also Note 21).

15.	INCOME TAXES The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are outlined below:

	March 31,	December 31,
	2003	2002

Net combined U.S. and European operating losses	$19,500,000	$19,000,000
Statutory combined U.S. and European tax rate	35%	35%
Effective tax rate		-
Deferred tax asset	6,825,000	6,650,000
Valuation allowance	(6,825,000)	(6,650,000)

Net deferred tax asset	$-	$-

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in U.S. dollars)

THREE MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002

16.

STOCK-BASED COMPENSATION

The exercise price of all options granted under existing stock option plans was equal to or greater than the market price of the underlying common stock on the grant date and no stock-based employee compensation cost was recognized at the time of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to employee stock benefits, including shares issued under the stock option plan.

	March 31,	March 31,
	2003	2002

Net income (loss) as reported	$437,622	$(292,511)
Deduct: total stock-based employee compensation
expense determined under fair value based method,
net of tax	(26,910)	(26,910)

Pro forma net income (loss)	410,712	(319,421)
Basic net income (loss) per share:
As reported	.01	(.01)
Pro forma	.01	(.01)
Diluted net income (loss) per share:
As reported	.01	(.01)
Pro forma	.01	(.01)

17.	CHANGE IN NON-CASH WORKING CAPITAL

	March 31,	March 31,
	2003	2002

Accounts receivable	$123,092	$(123,653)
Inventory	29,988	(73,331)
Prepaid expenses	40,840	11,309
Accounts payable, accrued liabilities and related party	255,001	239,076
Deferred items	(382,084)	45,968

	$66,837	$99,369

18.

SEGMENTED INFORMATION

The Company operates in one operating segment, this being the installation of auction clocks and cooling systems. Resources are allocated based on revenue and overall profitability.

Geographic information

	March 31,	March 31,
	2003	2002

Revenue
Belgium	$1,226,880	$1,308,512

	March 31,	December 31,
	2003	2002

Identifiable long lived assets
Canada	$23,556	$24,558
Belgium	540,774	572,650

	$564,330	$597,208

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in U.S. dollars)

THREE MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002

19.	INCOME AND LOSS PER SHARE The following table represents the calculation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three months ended
	March 31,	March 31,
	2003	2002

Net income (loss)	$437,622	$(292,511)

Weighted-average shares used in computing basic net
income (loss) per share	$62,773,051	$62,738,826
Dilutive effect of common share equivalents	3,054,500	-

Weighted-average shares used in computing diluted net
income (loss) per share	$65,827,551	$62,738,826

Basic net income (loss) per share	$.01	$(.01)

Diluted net income (loss) per share	$.01	$(.01)

For the three months ended March 31, 2002, potential common shares in the form of stock options to purchase 3,054,500 shares of common stock, were antidilutive and therefore not included in the computation of diluted earnings per share.

20.	COMMITMENTS AND CONTINGENCY The Company has future minimum lease payments under operating leases relating to premises at March 31, 2003 as follows:

2003	$89,000
2004	89,000
2005	89,000
2006	89,000
2007	89,000

$445,000

In addition, the Company has an outstanding commitment to sell its remaining 40% investment in SDL Invest N.V. to a former director of ATS under the terms of an option held by the former ATS director.

21.	LITIGATION

(a)
A former director of ATS obtained a judgement against the Company in the amount of $244,000 for breach of a management contract. The Company has accrued $244,000 to date for this judgement, but is appealing the decision.

(b)
The former owners of the Company’s subsidiary, ATS (formerly Schelfhout Computer Systemen N.V.) sought to enforce the mandatory redemption feature related to the second and third tranches of shares totalling 909,090 to be released under the terms of the purchase agreement described in Note 14 on the basis that these shares were not free trading at the time of release as contemplated in the agreement. This action to recover $1,500,000 from the Company is currently pending.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in U.S. dollars)

THREE MONTHS ENDED MARCH 31, 2003 AND YEAR ENDED DECEMBER 31, 2002

21.	LITIGATION (continued)

(c)
On March 17, 2003, the former owners of the Company’s subsidiary, ATS, obtained a restraining order against the Company, effectively securing the remaining 92.5% of the ATS shares to satisfy any ultimate judgement which might be awarded to the former owners of ATS as a result of their claims alleging misrepresentations by the Company prior to and subsequent to the closing of the ATS share purchase by the Company in January 2000. If the plaintiffs are successful in proving these claims, the Company may lose control of ATS, its main operating subsidiary.

22.

SUBSEQUENT EVENT

On April 11, 2003, Aucxis N.V., the subsidiary which directly owns the shares of ATS, filed for voluntary bankruptcy in Belgium. Although the operations of ATS have not been directly affected by these proceedings, it is possible that the Company will ultimately lose control of ATS, its main operating subsidiary, and this would require that the net assets of ATS be presented on the liquidation basis.

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

Aucxis currently has a wholly owned subsidiary, e-Auction (Barbados), which in turn has one wholly owned subsidiary, Aucxis Corp. (Canada). The Company also owns Aucxis Corp. (Belgium) (“Aucxis NV”), directly, which in turn has a 92.5% ownership in Aucxis Trading Solutions, N.V. (“ATS”) (formerly Schelfhout Computer Systemen N.V.), a Belgium company. Aucxis Trading Solutions N.V. in turn has a 33.3.% interest in Auction Trading Services Nederland BV (“ATS Holland”) formed in partnership with two of the largest flower auctions. On April 11, 2003, Aucxis NV voluntarily filed for bankruptcy and as such a trustee in bankruptcy has been entrusted with Aucxis NV’s management and the realization of its assets for the benefit of its creditors. Management of the Company will be working with the Trustee to maximize the proceeds received for ATS and to ensure there is little or no disruption to employees and the business in general.

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

Through its subsidiary ATS, Aucxis is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems. The company has temporarily suspended development of e-business services for the perishable commodity marketplace pending further review of the business opportunities in this area. Aucxis continues to maintain a “staging environment” in Toronto, Canada for testing and further research and development. It is managements’ intention to review this area of the business in order to evaluate alternatives to maximize shareholder value.

Highlights of the Quarter

Revenue for the three months ended March 31, 2003 was $1,226,680 compared to $1,308,512 in the same period in 2002. Although overall revenue was lower, gross profit was higher by $200,639 due to lower cost of sales compared to last year

Revenue for the quarter was driven entirely by ATS with continued growth in the installation of auction clock systems and cooling systems. ATS continues to derive its revenues from the development and installation of clock systems, cooling installations and associated maintenance contracts for auctions.

Selling, general and administrative expense for the three months ended March 31, 2003 was $993,555 as compared to $788,605 for the corresponding three month period in 2002. The increase was primarily due to an increase in salaries and related remuneration expenses at ATS. Depreciation and amortization expense for the three months ended March 31, 2003 was down $20,557 from the same three month period last year, due primarily to software write-downs at the end of the last fiscal year.

Net income for the three months ended March 31, 2003 was $437,622 compared to a loss of $269,715 for the same period in 2001. Included in income is a gain of $542,295 from the cancellation of 454,545 mandatory Redeemable shares. During the quarter, the Company finalized the disposition of a 7.5% interest in ATS pursuant to a court order allowing the former owners of ATS to reacquire a 7.5% interest in exchange for the transfer for cancellation of the first tranche of 454,545 shares. Accordingly, the Company reduced the mandatory redeemable shares of common stock by $602,267 (454,545 shares), increased its non-controlling interest by $59,972, representing the carrying amount of the portion of ATS disposed of and recognized a gain on cancellation of mandatory redeemable preferred shares for the balance of $542,295.

Net income was also higher than last year due to an increase in its share of income of the equity investment in ATS Holland. These gains were offset by operational losses of $136,843, an improvement over the prior year, which was $153,089. This significant improvement in costs compared to prior years is attributed to the Company’s ongoing cost management initiatives.

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

Liquidity and Capital Resources

As at March 31, 2003, the Company had a cash balance of $639,006, an increase from the cash balance at December 31, 2002. Future cash flows for the Company will be derived from increased growth within ATS, the success of future external financing initiatives and the disposal of business units and other assets. Management continues to examine a variety of options to raise additional financing. At the ATS level management has been successful securing the necessary credit lines and bank guarantees needed to fulfill the requirements under the various contracts that have been secured. Aucxis is continuing its revenue enhancement and cost management initiatives, including decreasing operating costs and working with creditors regarding outstanding payables. It is not possible at this time to predict with any assurance the success of any other initiatives, however management is working diligently towards the goal of self-sustainability.

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

On March 17, 2003, the former owners of the Company’s subsidiary, ATS, obtained a restraining order against the Company, effectively securing the remaining 92.5% of the ATS shares to satisfy any ultimate judgement which might be awarded to the former owners of ATS as a result of their claims alleging misrepresentations by the Company prior to and subsequent to the closing of the ATS share purchase by the Company in January 2000.

On March 26, 2002, Mr. Schelfhout resigned as the managing director of ATS, as a consequence of which ATS brought a civil law action before the Commercial Court of Dendermonde (Belgium) on May 17, 2002, aiming at establishing that such resignation has caused the management contract under which Mr Schelfhout performed his management duties to be terminated, entitling ATS to cease all payments of management fees and to demand damages. In February of 2003, Mr. Schelfhout obtained a judgement against the Company in the amount of $244,000 for breach of a management contract. The Company has accrued $244,000 to date for this judgement, but is appealing the decision.

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

Item 5.     Other Information

On April 11, 2003, Aucxis NV, the wholly owned Belgium subsidiary of Aucxis Corp. (the “Company”) has voluntarily filed for bankruptcy and as such has been declared bankrupt by the Commercial Court of Dendermonde on that date. A trustee in bankruptcy has been entrusted with Aucxis NV’s management and the realization of its assets for the benefit of its creditors. The Company is the primary creditor with a claim of USD $9,250,000, this being the outstanding balance of the original inter-company loan with respect to the acquisition of Aucxis Trading Solutions NV (“ATS”) in January 2000. ATS is the only significant asset of Aucxis NV and the most significant asset in the Aucxis Corp. group. Court proceedings for the final verification of claims took place on June 5, 2003. Management of the Company will be working with the Trustee to maximize the proceeds received for ATS and to ensure there is little or no disruption to employees and the business in general. The Aucxis NV bankruptcy will have certain temporary and/or permanent effects on certain ongoing judicial proceedings the details of which are not known at this time.

Item 6.      Exhibits And Reports On Form 8-K

(a)	Exhibits

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On May 15, 2003, we filed a Form 8-K, which contained disclosure under Item 5 (Other Events). On June 18, 2003, we filed a Form 8-K/A, amending the Form 8-K filed on May 15, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 18, 2003	Aucxis Corp.
(Registrant)

	By:	/s/ Dennis E. Petke
Dennis E. Petke,
Chief Financial Officer (duly authorized officer)

Exhibit 99.1

Certification pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Aucxis Corp. (the “Company”) on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Neil Murphy, Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dennis Petke

Dennis Petke
Chief Financial Officer
June 18, 2003