Form 10QSB
period 2003-06-30
AUCXIS CORP
filed 2003-10-14
CIK 1102233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

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

604-639-3109
(Issuer's telephone number)

______________________________________________________________
(Former Name, Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes ☒       No.  ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes  ☐  No  ☒

As of October 14, 2003 there were 66,409,415shares of the Registrant's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one);
Yes  ☐  No  ☒

AUCXIS CORP.

FORM 10-QSB

ITEM 1. Financial Statements Aucxis Corp.
(formerly e-Auction Global Trading Inc.)
(a Nevada Corporation)

Consolidated Financial Statements
(Unaudited)
June 30, 2003
(expressed in U.S. dollars)

AUCXIS CORP. (a Nevada Corporation) CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2003 (in U.S. dollars)

AUCXIS CORP. CONSOLIDATED BALANCE SHEETS (Expressed in U.S. dollars)

	June 30,	December 31,
	2003	2002
	(unaudited)	(audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$20,613	$617,811
Accounts receivable, net of allowance for doubtful account of $12,840	39,809	1,135,903
Inventory	-	1,394,028
Prepaid expenses	658	51,218
Total Current Assets	61,080	3,198,960
Investments (Note 2)	1,008,000	160,070
Property and equipment	21,228	297,624
Acquired core technology	-	299,584
Total Assets	$1,090,308	$3,956,238

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$455,141	$896,398
Accrued liabilities	56,199	696,220
Due to former Kwatrobox shareholders	523,700	356,274
Deferred revenue	-	2,000,082
Current portion of long-term debt	489,029	488,666
Deferred tax liability	-	5,241
Total Current Liabilities	1,524,069	4,442,881
Long-term debt	-	105,859
Non-controlling interest	-	2,400
Total Liabilities	1,524,069	4,551,140
Mandatory Redeemable Shares of Common Stock (Note 7)	4,215,914	4,818,181
	5,739,983	9,369,321

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock
Authorized: 250,000,000 shares, $0.001 par value
Issued and outstanding: 62,773,051 shares	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive income	602,544	243,710
Deficit	(24,051,192)	(24,455,766)
Total Stockholders’ Equity (Deficit)	(4,649,675)	(5,413,083)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,090,308	$3,956,238

(The Accompanying Notes are an Integral Part of These Financial Statements)

AUCXIS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in U.S. dollars) (unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenue	$-	$1,302,259	$1,226,880	$2,610,771
Cost of goods sold	-	(729,273)	(307,800)	(1,319,344)

	-	572,986	919,080	1,291,427

Selling, general and administrative expense	69,561	820,463	1,063,116	1,609,068
Depreciation and amortization expense	2,328	39,005	64,696	121,930
Recovery of inventory	(14,040)	-	(14,040)	-
Loss (gain) on disposal of assets	(20,746)	886	(20,746)	115,772

Total operating expenses	37,103	860,354	1,093,026	1,846,770

Operating income (loss)	(37,103)	(287,368)	(173,946)	(555,343)

Share of income of equity investment	-	1,740	32,170	-
Miscellaneous revenue	4,055	-	4,055	-
Gain on cancellation of mandatory redeemable shares	-	-	542,295	-

Income (loss) before income taxes	(33,048)	(285,628)	404,574	(555,343)

Income tax recovery (expense)	-	30,901	-	8,105

Net income (loss) for the period	$(33,048)	$(254,727)	$404,574	$(547,238)

Basis income (loss) per share	$(0.00)	$(0.00)	$0.01	$(0.01)

Diluted income (loss) per share	$(0.00)	$(0.00)	$0.01	$(0.01)

Common shares used in computing
basic earnings per share	62,773,051	62,738,926	62,773,051	62,738,926

Common shares used in computing
diluted earnings per share	62,773,051	62,738,926	62,773,051	62,738,926

(The Accompanying Notes are an Integral Part of These Financial Statements)

AUCXIS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in U.S. dollars) (unaudited)

SIX MONTHS ENDED JUNE 30

	2003	2002

OPERATING ACTIVITIES
Net income (loss) for the period	$404,574	$(547,238)
Adjustments to reconcile net income (loss) to cash
Depreciation and amortization	64,696	121,930
Foreign exchange	-	35,466
Gain on cancellation of mandatory redeemable shares	(542,295)	-
Share of income of equity investment	(32,170)	-
Provision for impairment	-	82,003
Loss (gain) on disposal of assets	(20,746)	33,769
Net change in operating assets and liabilities
Accounts receivable	(3,372)	(332,546)
Inventory	-	(1,658,649)
Prepaid expenses	15,315	18,587
Accounts payable and accrued liabilities	120,700	(174,152)
Deferred items	-	2,037,123

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,702	(383,707)

INVESTING ACTIVITIES
Purchase of property and equipment (net of proceeds)	-	(1,440)
Change in subsidiary net assets	(854,491)	-
CASH USED IN INVESTING ACTIVITIES	(854,491)	(1,440)

FINANCING ACTIVITIES
Long-term debt, net of repayment	-	349,739
CASH PROVIDED BY FINANCING ACTIVITIES	-	349,739

EFFECT OF EXCHANGE RATE CHANGES ON CASH	250,591	31,044

DECREASE IN CASH AND CASH EQUIVALENTS	(597,198)	(35,408)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	617,811	310,050

CASH AND CASH EQUIVALENTS END OF PERIOD	$20,613	$305,686

Supplemental cash flow information:

Interest paid	$15,120	$16,851
Income taxes paid	$-	$8,105

(The Accompanying Notes are an Integral Part of These Financial Statements)

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)

SIX MONTHS ENDED JUNE 30, 2003

1.

NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The Company was incorporated in Nevada, USA on January 8, 1998 under the name Kazari International, Inc. and changed its name to e-Auction Global Trading Inc. on June 10, 1999. The Company changed its name to Aucxis Corp. on June 12, 2001. The Company’s business is the development of e-business services for the perishable commodity marketplace primarily in Europe, the installation and maintenance of auction clock and cooling systems for traditional auction halls, and the development of software for auctions. The Company has temporarily suspended development of e-business services for the perishable commodity marketplace pending further review of the business opportunities in this area. Refer to Note 2.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at June 30, 2003, the Company has a working capital deficiency of $1,462,989 (2002 - $2,135), and has accumulated losses of $24,051,192 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management is considering various revenue and cost management alternatives and is examining a variety of options to re-organize the Company. It is not possible at this time to predict with any assurance the success of these initiatives.

2.	BASIS OF PRESENTATION These financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

100%	Aucxis Corp. NV (Belgium)
100%	I-Three Inc. (Canada)
100%	e-Auction Global Trading Inc. (Barbados)
100%	Aucxis Corp. (Canada)

Aucxis Corp. NV (Belgium) has investments in the following companies which are accounted for by the equity method:

92.5%	Aucxis Trading Solutions NV
30.0%	Aucxis Trading Services Netherlands B.V.
40.0%	SDL Invest NV (Belgium)

All intercompany transactions and balances have been eliminated.

Aucxis Corp. NV owns a 92.5% interest in Aucxis Trading Solutions NV (“ATS”), a Belgium company. ATS is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems. On April 11, 2003, Aucxis Corp. NV voluntarily filed for bankruptcy. As the Company has relinquished control of Aucxis Corp. NV to a trustee in bankruptcy, its operating results have not been included in the consolidated results of operations since the bankruptcy filing (see Note 4). With the exception of ATS, none of the Company’s subsidiaries or other investments have significant assets, liabilities, cash flows or operations.

The investment balance consists of the following:
	June 30,	December 31,
	2003	2002
Auction Trading Services Netherlands BV	$-	$5,657
Aucxis Corp. NV	1,008,000	-
SDL Invest NV	-	116,931
Equity income	-	37,482
	$1,008,000	$160,070

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)

SIX MONTHS ENDED JUNE 30, 2003

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)

Acquired core technology

Acquired core technology is recorded at cost and amortized on a straight-line basis over its expected life of approximately five years. During the period, the carrying amount of $299,584 was written off to operations due to impairment.

(b)

Income taxes

The Company provides for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and tax liabilities and are measured using enacted tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts which are more likely than not to be realized. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years and, accordingly, a valuation allowance equal to the deferred tax assets has been recorded.

(c)

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

	(d)	Cash and cash equivalents Cash and cash equivalents consist of cash on deposit and highly liquid short-term, interest bearing securities, having original terms to maturity of three months or less.

(e)

Warranty provision

One of the Company’s subsidiaries provides a warranty for some of the products sold. A provision for estimated warranty costs is charged to operations on the basis of management’s estimate of costs to be incurred servicing warranty claims.

(f)

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

	(g)	Comparative figures Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)

SIX MONTHS ENDED JUNE 30, 2003

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)

Stock options

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, no compensation expense is recognized in the Company’s consolidated statements of operations because the exercise price of the Company’s employee stock options equals the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), amended the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS 123 is as follows: The following table illustrates the effect on net income and net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

		Six Months Ended
		June 30,
		2003	2002
	Net income (loss) — as reported	$404,574	$(547,238)
	Add: Stock-based compensation expense included in net loss — as
	reported	-	-
	Deduct: Stock-based compensation expense determined under fair
	value method	(53,820)	(53,820)
	Net income (loss) — pro forma	$350,754	$(601,058)
	Net income (loss) per share (basic and diluted) — as reported	0.01	(0.01)
	Net income (loss) per share (basic and diluted) — pro forma	0.01	(0.01)

The fair value of the stock options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5.77%, expected volatility of 30%, an expected option life of three years and no expected dividends

(i)

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

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)

SIX MONTHS ENDED JUNE 30, 2003

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(j)

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure”, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions effective January 1, 2003.

In June 2002, FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company’s results of operations and financial position was not material.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company’s operations have not been disclosed.

	(k)	Comprehensive Income (Loss) The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income (loss) for the period	$(33,048)	$(254,727)	$404,574	$(547,238)
Foreign currency translation adjustme	184,211	9,241	358,834	(6,218)
Comprehensive income (loss)	$151,163	$(254,727)	$763,408	$(553,456)

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)

SIX MONTHS ENDED JUNE 30, 2003

4.

SUMMARIZED FINANCIAL INFORMATION OF DECONSOLIDATED SUBSIDIARY

The Company has a 100% interest in Aucxis Corp. NV, a Belgium company (“wholly-owned subsidiary), which has a 92.5% interest in Aucxis Trading Solutions NV (“ATS”). On April 11, 2003, Aucxis Corp. NV, voluntarily filed for bankruptcy. A trustee in bankruptcy has been entrusted with Aucxis Corp. NV’s management and the realization of its assets for the benefit of its creditors. Court proceedings for the final verification of claims took place on June 5, 2003. Management of the Company is working with the trustee to maximize the proceeds received for ATS and to ensure there is little disruption to employees and normal business operations. Accordingly, the Company ceased consolidating the operations of Aucxis Corp. NV effective April 11, 2003 and the Company’s investment is recorded at a net realizable value of $1,008,000.

Summarized consolidated financial information of Aucxis Corp. NV is as follows:

		June 30,	December 31,
		2003	2002

	Current assets	$3,143,712	$2,729,274
	Noncurrent assets	$527,714	$505,188
	Current liabilities	$3,055,624	$2,633,896
	Noncurrent liabilities	$36,608	$105,859
	Minority interests	$59,972	$2,400

		Six Months	Six Months
		Ended	Ended
		June 30,	June 30,
		2003	2002

	Revenue	$1,226,880	$2,610,771
	Cost of goods sold	$307,800	$1,319,344
	Net income (loss) for the period	$10,296	$(26,117)

5.

BANK INDEBTEDNESS

The Company’s Belgium subsidiary, ATS, has available a bank credit facility of approximately $266,000 (247,000 Euros) which can be used for operating purposes. This credit facility bears interest at the bank’s base rate plus 1.25% and is secured by certain assets of ATS. The Company has executed a postponement agreement in favour of the bank. Under the agreement, the Company may not cause the ATS subsidiary to pay dividends to the Company or otherwise make payments to other companies in the group without the consent of the bank.

6.	RELATED PARTY TRANSACTIONS The Company incurred the following amounts to related parties during the six-month period ended June 30, 2003 and 2002, respectively:

		June 30,	June 30,
		2003	2002

(a)	Consulting fees to a company controlled by an officer	$46,043	$96,047
(b)	Professional fees paid to a firm in which a director is a partner	$17,467	$21,000
(c)	Included in accounts payable is $70,473 due to a company controlled by an officer.

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)

SIX MONTHS ENDED JUNE 30, 2003

7.

MANDATORY REDEEMABLE SHARES OF COMMON STOCK

During the period, the Company finalized the disposition of a 7.5% interest in ATS pursuant to a court order allowing the former owners of ATS to reacquire a 7.5% interest in exchange for the transfer for cancellation of the first tranche of 454,545 shares. Accordingly, the Company reduced the mandatory redeemable shares of common stock by $602,267 (454,545 shares), increased its non-controlling interest by $59,972, representing the carrying amount of the portion of ATS disposed of and recognized a gain on cancellation of mandatory redeemable common shares for the balance of $542,295.

8.

SEGMENTED INFORMATION

The Company operated in one operating segment, this being the installation of auction clocks and cooling systems in Belgium. Resources are allocated based on revenue and overall profitability by the Company’s chief operating decision maker as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

		Six Months	Six Months
		Ended	Ended
		June 30,	June 30,
		2003	2002
	Revenue
	Belgium	$1,226,880	$2,610,771

	Net income (loss) for the period
	Canada	$365,348	$(521,121)
	Belgium	39,226	(26,117)
		$404,574	$(547,238)

		June 30,	December 31,
		2003	2002
	Identifiable long lived assets
	Canada	$21,228	$24,558
	Belgium	1,008,000	572,650
		$1,029,228	$597,208

9.	INCOME AND LOSS PER SHARE The following table represents the calculation of basic and diluted net income (loss) per common share:

	Six months ended
	June 30,	June 30,
	2003	2002

Net income (loss)	$404,574	$(547,238)

Weighted-average shares used in computing basic net
income (loss) per share	62,773,051	62,738,926
Dilutive effect of common share equivalents	-	-

Weighted-average shares used in computing diluted net
income (loss) per share	62,773,051	62,738,926

Basic net income (loss) per share	$0.01	$(0.01)

Diluted net income (loss) per share	$0.01	$(0.01)

For the six months ended June 30, 2003, potential common shares in the form of stock options to purchase 3,054,500 shares of common stock, were anti-dilutive and therefore not included in the computation of diluted earnings per share.

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)

SIX MONTHS ENDED JUNE 30, 2003

10.

COMMITMENTS AND CONTINGENCIES

The Company has an outstanding commitment to sell its remaining 40% investment in SDL Invest N.V., an equity method investee of the Company’s Belgium subsidiary, to a former director of ATS under the terms of an option held by the former ATS director.

Litigation

a)
The former owners of the Company’s subsidiary, ATS, sought to enforce the mandatory redemption feature related to the second and third tranches of shares totalling 909,090 to be released under the terms of the purchase agreement described in Note 6 on the basis that these shares were not free trading at the time of release as contemplated in the agreement. This action to recover $1,500,000 from the Company is currently pending.

b)
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

On April 11, 2003 Aucxis NV, voluntarily filed for bankruptcy. A trustee in bankruptcy has been entrusted with Aucxis NV’s management and the realization of its assets for the benefit of its creditors. Court proceedings for the final verification of claims took place on June 5, 2003. Management of the Company is working with the trustee to maximize the proceeds received for ATS and to ensure there is little disruption to employees and normal business operations. Accordingly, the Company ceased consolidating the operations of Aucxis NV effective April 11, 2003.

ATS (formerly Schelfhout) is a solutions provider for perishable commodity (fish, flower, fruits and vegetables) auction houses. Over the past 17 years ATS has developed trading systems for numerous selling organizations all over the world. ATS delivers the tools to bring together supply and demand under optimum conditions and thus create a better market situation. ATS has focused on two market sectors: (i) the computerization of auctions and (ii) automation for the preservation of perishable products. As an ancillary to the auction system, a modular graphic display panel was developed by ATS in 1992 and added to the product range. ATS is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems.

The company has temporarily suspended development of e-business services for the perishable commodity marketplace pending further review. Aucxis continues to maintain a “staging environment” in Toronto, Canada for testing and further research and development. It is managements’ intention to review business opportunities in this area in order to evaluate alternatives to maximize shareholder value.

Highlights of the Quarter

As the Company has relinquished control of Aucxis NV to a trustee in bankruptcy, the operating results of ATS, its 92.5% owned subsidiary have not been included in the consolidated results of operations since the bankruptcy filing. As a result, revenue for the three months ended June 30, 2003 was $nil compared to $1,302,259 in the same period in 2002. There were no costs of sales in the current quarter compared to $729,273 in the corresponding three-month period in 2002.

Selling, general and administrative expense for the three months ended June 30, 2003 was $69,561 as compared to $820,463 for the corresponding three-month period in 2002. Depreciation and amortization expense for the quarter was $2,328 compared to $39,005 last year. The reason for the sharp decline in expenses is the exclusion of the ATS results.

For the three months ended June 30, 2003 the Company had a loss of $33,048 compared to a loss of $285,628 for the same period in 2002. The significant reduction in the loss is, again, due to the exclusion of the ATS results. Selling, general and administrative expenses for the quarter ended June 30, 2003 have been offset by a gain on disposal of assets, recovery of inventory and usage fees from Boomboat for the use of computer and equipment. The company continues to charge fees to Boomboat for the equipment and furniture usage.

Management is continuing its revenue enhancing and cost management initiatives while simultaneously exploring various strategic options for the Company. Management will be reviewing the Collateral Management Utility (CMU) and related hardware to determine if the CMU justifies additional research and development. It is expected that this review will lead to discussions with interested parties for the development or sale of the CMU, depending on the outcome of any financings or the sale of ATS.

Liquidity and Capital Resources

As at June 30, 2003, the Company had a cash balance of $20,613, a significant decrease from December 31, 2002 due to the deconsolidation as discussed above. Future cash flows for the Company will be derived from recovery of outstanding receivables that have come due in August 2003, the success of future external financing initiatives and proceeds from the sale of ATS. Management continues to examine a variety of options to raise additional financing. Aucxis is continuing its revenue enhancement and cost management initiatives, including decreasing operating costs and working with creditors regarding outstanding payables. It is not possible at this time to predict with any assurance the success of any other initiatives, however management is working diligently towards the goal of self-sustainability.

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

Written pleadings, with regard to the arbitration, will be submitted by all parties, Aucxis NV trustee in bankruptcy, Aucxis Corp. and Schelfhout, at various dates throughout September, October and November. A hearing has been scheduled for November 28, 2003.

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

Item 5.        Other Information

In recent communications with the trustee in bankruptcy, management has been informed that the bidding process for the sale of ATS, which began in September, may proceed to a second round involving the three highest bidders. The process originally contemplated that prospective candidates would be provided with certain pre-agreed information on ATS by the Aucxis NV trustee in bankruptcy and after a two week period would present, in a sealed envelope, an unconditional offer for the acquisition of the shares of ATS. The Aucxis NV trustee in bankruptcy would then, together with a judge appointed by the Commercial Court, assess the offers and, if the offers were considered reasonable, he would select the highest bidder, with whom he will in good faith and on an exclusive negotiate the acquisition of ATS within 30 days. At the time of this filing the bidding process has not yet been completed. The proceeds from the sale of the ATS shares will be held in escrow by the Aucxis NV trustee in bankruptcy, who will, under supervision of the Commercial Court, divide them between the involved parties once all pending disputes have been settled or reached their conclusion.

Item 6.        Exhibits And Reports On Form 8-K

(a)	Exhibits.

	32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company has no reports on Form 8K to file.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 14, 2003	Aucxis Corp.
(Registrant)

	By:	/s/ Dennis E. Petke
Dennis E. Petke,
Chief Financial Officer (duly authorized officer)