Form 10QSB
period 2003-09-30
AUCXIS CORP
filed 2003-11-19
CIK 1102233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ☐  No  ☒

As of November 19, 2003 there were 66,409,415 shares of the Registrant's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one);
Yes ☐  No  ☒

AUCXIS CORP.

FORM 10-QSB

ITEM 1. Financial Statements
Aucxis Corp.
(formerly e-Auction Global Trading Inc.)
(a Nevada Corporation)

Consolidated Financial Statements
(Unaudited)
September 30, 2003
(expressed in U.S. dollars)

AUCXIS CORP. (a Nevada Corporation) CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (in U.S. dollars)

AUCXIS CORP. CONSOLIDATED BALANCE SHEETS (Expressed in U.S. dollars)
	September 30,	December 31,
	2003	2002
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and equivalents	$18,602	$617,811
Accounts receivable, net of allowance for doubtful account of $12,840	40,561	1,135,903
Inventory	-	1,394,028
Prepaid expenses	658	51,218
Total Current Assets	59,821	3,198,960
Investments (Note 2)	1,008,000	160,070
Property and equipment	18,900	297,624
Acquired core technology	-	299,584
Total Assets	$1,086,721	$3,956,238

LIABILITIES

CURRENT LIABILITIES
Accounts payable (Note 6(c))	$491,144	$896,398
Accrued liabilities	55,959	696,220
Due to former Kwatrobox shareholders	530,887	356,274
Deferred revenue	-	2,000,082
Current portion of long-term debt	498,640	488,666
Deferred tax liability	-	5,241
Total Current Liabilities	1,576,630	4,442,881
Long-term debt	-	105,859
Non-controlling interest	-	2,400
Total Liabilities	1,576,630	4,551,140
Mandatory Redeemable Shares of Common Stock (Note 7)	4,215,914	4,818,181
	5,792,544	9,369,321
Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock
Authorized: 250,000,000 shares, $0.001 par value
Issued and outstanding: 62,773,051 shares	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive income	595,461	243,710
Deficit	(24,100,257)	(24,455,766)
Total Stockholders’ Equity (Deficit)	(4,705,823)	(5,413,083)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,086,721	$3,956,238

(The Accompanying Notes are an Integral Part of These Financial Statements)

AUCXIS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS (Expressed in U.S. dollars) (unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenue	$-	$1,561,714	$1,226,880	$4,172,485
Cost of goods sold	-	(398,622)	(307,800)	(1,717,966)

	-	1,163,092	919,080	2,454,519

Selling, general and administrative expense	47,651	1,106,958	1,110,767	2,732,221
Depreciation and amortization expense	2,328	111,982	67,024	233,912
Recovery of inventory	-	-	(14,040)	-
Loss (gain) on disposal of assets	-	6,895	(20,746)	122,667

Total operating expenses	49,979	1,225,835	1,143,005	3,088,800

Operating loss	(49,979)	(62,743)	(223,925)	(634,281)

Share of income (loss) of equity investment	-	(2,950)	32,170	(2,950)
Miscellaneous revenue	914	-	4,969	-
Gain on cancellation of mandatory redeemable shares	-	-	542,295	-

Income (loss) before income taxes	(49,065)	(65,693)	355,509	(637,231)

Provision for income taxes	-	(67,108)	-	(59,003)

Net income (loss) for the period	$(49,065)	$(132,801)	$355,509	$(696,234)

Basis income (loss) per share	$(0.00)	$(0.00)	$0.01	$(0.01)

Diluted income (loss) per share	$(0.00)	$(0.00)	$0.01	$(0.01)

Weighted average shares used in computing
basic and diluted earnings per share	62,773,051	62,738,926	62,773,051	62,738,926

Weighted average shares used in computing
diluted earnings per share	62,773,051	62,738,926	62,773,051	62,738,926

(The Accompanying Notes are an Integral Part of These Financial Statements)

AUCXIS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in U.S. dollars) (unaudited)

NINE MONTHS ENDED SEPTEMBER 30	2003	2002

OPERATING ACTIVITIES
Net income (loss) for the period	$355,509	$(696,234)
Adjustments to reconcile net income (loss) to cash
Interest	-	23,048
Depreciation and amortization	67,024	233,912
Foreign exchange	-	34,610
Gain on cancellation of mandatory redeemable shares	(542,295)	-
Share of income (loss) of equity investment	(32,170)	2,950
Provision for impairment	-	82,003
Loss (gain) on disposal of assets	(20,746)	40,664
Net change in operating assets and liabilities
Accounts receivable	(4,124)	375,056
Inventory	-	(1,585,218)
Prepaid expenses	15,315	46,124
Accounts payable and accrued liabilities	156,463	(380,501)
Deferred items	-	1,685,250

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,024)	(138,336)

INVESTING ACTIVITIES
Purchase of property and equipment (net of proceeds)	-	(1,440)
Purchase of investment	-	(5,927)
Change in subsidiary net assets	(861,574)	-
CASH USED IN INVESTING ACTIVITIES	(861,574)	(7,367)

FINANCING ACTIVITIES
Long-term debt, net of repayment	-	321,816
CASH PROVIDED BY FINANCING ACTIVITIES	-	321,816

EFFECT OF EXCHANGE RATE CHANGES ON CASH	267,389	35,020

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(599,209)	211,133

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	617,811	310,050

CASH AND CASH EQUIVALENTS END OF PERIOD	$18,602	$521,183

Supplemental cash flow information:

Interest paid	$15,120	$-
Income taxes paid	$-	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
NINE MONTHS ENDED SEPTEMBER 30, 2003

1.

NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The Company was incorporated in Nevada, USA on January 8, 1998 under the name Kazari International, Inc. and changed its name to e-Auction Global Trading Inc. on June 10, 1999. The Company changed its name to Aucxis Corp. on June 12, 2001. The Company’s business is the development of e-business services for the perishable commodity marketplace primarily in Europe, the installation and maintenance of auction clock and cooling systems for traditional auction halls, and the development of software for auctions. The Company has suspended development of e-business services for the perishable commodity marketplace pending further review of the business opportunities in this area. Refer to Note 2.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at September 30, 2003, the Company has a working capital deficiency of $1,516,809 (2002 - $892,633), and has accumulated losses of $24,100,257 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management is considering various revenue and cost management alternatives and is examining a variety of options to re-organize the Company. It is not possible at this time to predict with any assurance the success of these initiatives.

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

The investment balance consists of the following:
	September 30,	December 31,
	2003	2002

Auction Trading Services Netherlands BV	$-	$5,657
Aucxis Corp. NV	1,008,000	-
SDL Invest NV	-	116,931
Equity income	-	37,482
	$1,008,000	$160,070

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
NINE MONTHS ENDED SEPTEMBER 30, 2003

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

	(g)	Comparative figures Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
NINE MONTHS ENDED SEPTEMBER 30, 2003

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)

Stock based compensation

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

		Nine Months Ended
		September 30,
		2003	2002

	Net income (loss) — as reported	$355,482	$(696,234)
	Add: Stock-based compensation expense included in net loss — as
	reported	-	-
	Deduct: Stock-based compensation expense determined under fair
	value method	(80,730)	(203,766)
	Net income (loss) — pro forma	$274,752	$(900,000)
	Net income (loss) per share (basic and diluted) — as reported	0.01	(0.01)
	Net income (loss) per share (basic and diluted) — pro forma	0.01	(0.01)

The fair value of the stock options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5.77%, expected volatility of 30%, an expected option life of three years and no expected dividends.

(j)

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
NINE MONTHS ENDED SEPTEMBER 30, 2003

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

	(k)	Comprehensive Income (Loss) The components of comprehensive income (loss), net of tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Income (loss) for the period	$(49,065)	$(132,801)	$355,509	$(696,234)
Foreign currency translation adjustments	(7,083)	69,338	351,751	63,120
Comprehensive income (loss)	$(56,148)	$(63,463)	$707,260	$(633,114)

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
NINE MONTHS ENDED SEPTEMBER 30, 2003

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

Summarized consolidated financial information of Aucxis Corp. NV is as follows:

	September 30,	December 31,
	2003	2002

Current assets	$3,143,712	$2,729,274

Noncurrent assets	$527,714	$505,188

Current liabilities	$3,055,624	$2,633,896

Noncurrent liabilities	$36,608	$105,859

Minority interests	$59,972	$2,400

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

Revenue	$1,226,880	$4,172,485

Cost of goods sold	$307,800	$1,717,966

Net income (loss) for the period	$10,296	$51,136

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

6.	RELATED PARTY TRANSACTIONS The Company incurred the following amounts to related parties during the nine-month period ended September 30, 2003 and 2002, respectively:

		September 30,	September 30,
		2003	2002

(a)	Consulting fees to a company controlled by an officer	$69,970	$63,380
(b)	Professional fees paid to a firm in which a director is a partner	$17,467	$64,214
(c)	Amount owed to a company controlled by an officer included
	in accounts payable	$93,870	$14,840
(d)	Rent paid to SDL Invest N.V. (Belgium)	$-	$74,150

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
NINE MONTHS ENDED SEPTEMBER 30, 2003

7.

MANDATORY REDEEMABLE SHARES OF COMMON STOCK

During the nine-month period ended September 30, 2003, the Company finalized the disposition of a 7.5% interest in ATS pursuant to a court order allowing the former owners of ATS to reacquire a 7.5% interest in exchange for the transfer for cancellation of the first tranche of 454,545 shares. Accordingly, the Company reduced the mandatory redeemable shares of common stock by $602,267 (454,545 shares), increased its non-controlling interest by $59,972, representing the carrying amount of the portion of ATS disposed of and recognized a gain on cancellation of mandatory redeemable common shares for the balance of $542,295.

8.

SEGMENTED INFORMATION

The Company operated in one operating segment, this being the installation of auction clocks and cooling systems in Belgium. Resources are allocated based on revenue and overall profitability by the Company’s chief operating decision maker as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

		Nine Months	Nine Months
		Ended	Ended
		September 30,	September 30,
		2003	2002
	Revenue
	Belgium	$1,226,880	$4,172,485

	Net income (loss) for the period
	Canada	$319,256	$(747,370)
	Belgium	39,226	51,136
		$358,482	$(696,234)

		September 30,	December 31,
		2003	2002
	Identifiable long lived assets
	Canada	$18,900	$24,558
	Belgium	1,008,000	572,650
		$1,026,900	$597,208

9.	INCOME AND LOSS PER SHARE The following table represents the calculation of basic and diluted net income (loss) per common share:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2003	2002

Net income (loss)	$355,509	$(696,234)

Weighted-average shares used in computing basic net
income (loss) per share	62,773,051	62,738,926
Dilutive effect of common share equivalents	-	-

Weighted-average shares used in computing diluted net
income (loss) per share	62,773,051	62,738,926

Basic net income (loss) per share	$0.01	$(0.01)

Diluted net income (loss) per share	$0.01	$(0.01)

For the nine months ended September 30, 2003, potential common shares in the form of stock options to purchase 3,054,500 shares of common stock, were anti-dilutive and therefore not included in the computation of diluted earnings per share.

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
NINE MONTHS ENDED SEPTEMBER 30, 2003

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

Highlights of the Quarter

Effective April 11, 2003, the Company has voluntarily relinquished control of Aucxis NV to a trustee in bankruptcy and, accordingly, has deconsolidated the subsidiary and ceased consolidating the operations of ATS. the 92.5% owned subsidiary of Aucxis NV. As a result, revenue for the three months ended September 30, 2003 was $nil compared to $1,561,714 in the same three-month period in 2002. There were no costs of sales in the current quarter compared to $398,622 in the corresponding three-month period in 2002. Revenue for the nine months ended September 30, 2003 was $2,945,605 lower that the corresponding nine months in 2002, due to the deconsolidation.

Selling, general and administrative expense for the quarter ended September 30, 2003 was $47,651 as compared to $1,106,958 for the corresponding three-month period in 2002. Depreciation and amortization expense for the quarter was $2,328 compared to $111,982 in the prior year period. Total operating expenses for the nine months ended September 30, 2003 were $1,143,005 compared to $3,088,800 in the corresponding nine month period in the prior year. The reason for the sharp decline in expenses is because the company ceased consolidating the operations of ATS.

Net income for the nine months ended September 30, 2003 was $355,509, compared to a net loss of $696,234 for the corresponding prior year period. Included in income is a gain of $542,295 from the cancellation of 454,545 mandatory redeemable common shares. During the quarter ended March 31, 2003, the Company finalized the disposition of a 7.5% interest in ATS pursuant to a court order allowing the former owners of ATS to reacquire a 7.5% interest in exchange for the transfer for cancellation of the first tranche of 454,545 shares. This gain has been offset by operational losses in the nine months ended September 30, 2003. The company had a net loss of $49,065 for the quarter ended September 30, 2003 compared to a net loss of $132,801 for the same quarter in 2002. The significant reduction in the net loss is due to the exclusion of the ATS results as described above.

Management continues to manage costs while simultaneously exploring various strategic options for the Company. Management will be reviewing the Collateral Management Utility (CMU) and related hardware to determine if the CMU justifies additional research and development. It is expected that this review will lead to discussions with interested parties for the development or sale of the CMU, depending on the outcome of any financings or the sale of ATS.

Liquidity and Capital Resources

As at September 30, 2003, the Company had a cash balance of $18,602 compared to $617,811 at December 31, 2002. The significant decrease is due to the deconsolidation of Aucxis NV as discussed above. Future cash flows for the Company will be derived from recovery of outstanding receivables, the sale of redundant assets, the success of future external financing initiatives and proceeds from the sale of ATS. Management continues to examine a variety of options to raise additional financing. Aucxis is continuing cost management initiatives, including decreasing operating costs and working with creditors regarding outstanding payables. It is not possible at this time to predict with any assurance the success of any of these initiatives, however management is working diligently towards the goal of self-sustainability.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements require managers to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures on the date of the financial statements. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to revenue recognition. The Company uses authoritative pronouncements, historical experience and other assumptions as the basis for making judgments. Actual results could differ from those estimates.

Item 3. Controls and Procedures

The Company’s principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

There are no developments from the previous quarter.

Item 5.    Other Information

The Company has no other information to report.

Item 6.    Exhibits And Reports On Form 8-K

(a)	Exhibits.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The Company has no exhibits to file.

(b)	Reports on Form 8-K

The Company has no reports on Form 8K to file.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 19, 2003	Aucxis Corp.
(Registrant)

		By:	/s/ Dennis E. Petke

Dennis E. Petke,
Chief Financial Officer (duly authorized officer)