Form 10KSB
period 2003-12-31
AUCXIS CORP
filed 2004-04-15
CIK 1102233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number __________

AUCXIS CORP.
(Name of small business issuer in its charter)

Nevada	n/a
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 500-666 Burrard Street	V6C 3P6
Vancouver, British Columbia CANADA
(Address of principal executive offices)	(Zip Code)

_______________________________________________________________
(Former Name, Address and Former Fiscal Year, if Changed Since Last Report)

Issuer's telephone number, including area code: 604-639-3109

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended December 31, 2003 were $Nil. The aggregate market value as at April 14, 2004 of the common stock of the issuer, its only class of voting stock, held by non-affiliates was approximately U.S.$200,000 calculated on the basis of the price of the last trade of the issuer's common stock, as reported on April 13, 2004. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

The number of shares outstanding of the issuer's common stock as at April 14, 2004 was 66,409,415.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format Yes ☐    No ☒

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

Aucxis currently has a wholly owned subsidiary, e-Auction (Barbados), which in turn has one wholly owned subsidiary, Aucxis Corp. (Canada). Both of these companies are inactive that have not conducted any active business from inception to date that the current management is aware of.

The Company also owns Aucxis Corp. (Belgium) (“Aucxis NV”), directly, which in turn has a 92.5% ownership in Aucxis Trading Solutions, N.V. (“ATS”) (formerly Schelfhout Computer Systemen N.V.), a Belgium company. Aucxis Trading Solutions N.V. in turn has a 33.3.% interest in Auction Trading Services Nederland BV (“ATS Holland”) formed in partnership with two of the largest flower auctions.

On April 11, 2003 Aucxis NV, voluntarily filed for bankruptcy. A trustee in bankruptcy has been entrusted with Aucxis NV’s management and the realization of its assets for the benefit of its creditors. Court proceedings for the final verification of claims took place on June 5, 2003. Management of the Company is working with our Belgium counsel and the trustee to maximize the proceeds to be received for ATS. Accordingly, the Company ceased consolidating the operations of Aucxis NV effective April 11, 2003.

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

The company has temporarily suspended development of e-business services for the perishable commodity marketplace pending further review of the opportunities in this area.

Business overview

Aucxis Corp. is currently inactive at the parent company level and is currently not in control of the operations of its subsidiary, ATS as a result of the April 11, 2003 bankruptcy. Aucxis continues to negotiate with the former owners of ATS (“Schelfhout”) with regard to various claims made by Schelfhout, the outcome of which will ultimately determine the portion of the proceeds that the Company will receive from the sale of ATS.

Aucxis has engaged an Ontario technology company to review the i3 Collateral Management Utility (“CMU”) to determine its commercial viability both in its current form and with additional development. i3 Collateral Management Utility is a set of Java applications that together manage the entire credit process. The system includes a method for distributing credit (payment guarantees, credit insurance, etc.) in the form of 'tokens' on behalf of buyers, at speeds up to near real time (approximately sub 150mSec), from a central source (or sources) to an unlimited number of sellers. It also contains a real-time credit reservation mechanism that links to a firm guarantee of payment (or to credit insurance, etc.), providing a medium to enable the user to set parameters for credit risk.

The i3 Collateral Management Utility is made up of a number of inter-dependent modules, each of which receive, process and transmit Rendezvous messages. The Financial Services Module is used to process credit operations (request, adjustment or cancellation). The rendezvous message that this module received has data about the kind of credit operation that has to be executed. The Credit Token Management modules create, distribute, close and retire credit “tokens” or discreet units of credit that can be allocated to various vendors. The Credit Request Module is used to send a credit request to appropriate module that will process it and forward it to the appropriate financial institution. The Credit Receipt Query Module and Credit Receipt Tracking Module are used to list all credit receipts for particular organization from database, so that updated reports and accounting functions can be executed. The Credit Reservation Adjustment Module is used to send a credit cancellation or credit adjustment request to appropriate module that will process it. The Add Bank Guarantee module is used to add new bank guarantees into database or to modify the old one. The List Bank Guarantee Module queries the database to enable users to generated updated reports relating to bank guarantees. Together these modules perform the operations of obtaining, distributing and tracking credit through the entire credit cycle.

With the acquisition of i-Three, Inc. in December 2000, Aucxis acquired the following products, which will also be reviewed in the coming year for commercial viability.

Aggregation Engine - The i-Three Aggregation Engine is a web-based enterprise technology for delivering aggregated information components on a single web page.

LDAP Adapter for TIBCO - i-Three’s LDAP Adapter is a software application that creates the integration medium to join a TIBCO’s broadcast messaging bus (TIB) – a proprietary infrastructure middleware technology that transmits messages in real time – and a Lightweight Directory Access Protocol (LDAP) Server.

Custom Adapters for TIBCO - While TIBCO offers a number of adapters for standard technologies (oracle, SAP, Power Builder for example), many legacy systems (systems already deployed within an organization) are unable to interact with TIBCO products because no adapters exist to perform translation. i-Three’s custom adapters are software applications that creates the integration medium to join a TIB and other technologies.

I3 Development Sandbox - I3 Development Sandbox is a Java programmer’s tool to streamline and facilitate the development process.

http Adapter for TIBCO - The i-Three http Adapter is a software product that provides a bidirectional bridge between web servers and TIB messaging environments, specifically by taking http requests and translating them into TIBCO-readable (Rendezvous) messages.

https Adapter for TIBCO - Like the http Adapter, the https Adapter provides a bi-directional bridge between web servers and TIB messaging environments.

Oracle Database Adapter (dbAdapter) for TIBCO - dbAdapter for Oracle software is a bidirectional gateway between Oracle JDBC driver and the TIB/Rendezvous messaging system. dbAdapter for Oracle takes advantage of the scalability (the capacity of applications to be replicated without affecting performance levers) of TIB/Rendezvous environment and the JDBC platform independence, providing fault tolerant and highly efficient control of the database.

i3 Rv Scheduler - The RV Scheduler is a tool for Java developers to streamline the process of sending and receiving TIBCO Rendezvous messages.

Aucxis will be seeking North American opportunities for these products as well as the CMU, that may have worldwide appeal. Following a thorough review of the technologies, decisions will be made to partner with other companies, develop internally or abandon.

Competition

The Computer Software market is highly competitive and there are many players who are in a better position than Aucxis both financially and from a human resource standpoint. There is no guarantee that any of the Aucxis products will be commercially viable and be able to compete in the current marketplace.

For ATS, the electronic auction market is highly competitive, is changing rapidly, and is significantly affected by new product and service introductions. Companies are increasing the demand for industry specific solutions to meet their needs in providing products and services to customers and trading partners. Barriers to entry into this market are relatively low, and we expect that competition will intensify in the future. The market environment in which we operate is extremely dynamic and is characterized by constantly evolving standards and new market entrants.

The primary competition for ATS currently comes from traditional auction suppliers of hardware and software services.

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

Research and Development Costs

There were no research and development expenditures in the current year or in 2002 In years prior to 2002, the Company had incurred significant research and development costs in the former subsidiary of Kwatrobox relating primarily to the development of PBS Verdeel Pro, a proprietary software application. The reason for the decline in spending in this area is because of the temporary suspension of software development activity pending a review of IP. All research and development costs have been expensed by the Company as incurred.

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

Intellectual Property

Other than the patent regarding "method and system for real time credit reservation and distribution" that was filed with the United States Patent and Trademark Office, we have neither any registered patents nor trademarks.

Employees and contractors

As of April 14, 2004 ATS had forty (40) full time employees and Aucxis Corp had one (1) contracted officer. None of our employees is represented by a labor union or are covered by a collective bargaining agreement. We consider our labor and employee relations to be good. Access to qualified labour in Europe is much better in light of the decline in demand post 2000.

Item 2.          Description of Properties.

The Company has offices located at Suite 500, 666 Burrard Street, Vancouver, BC, Canada V6C 3P6 and ATS has an office at Bormte 204/A, Stekene, Belgium 9190. Our office lease obligation in Vancouver are renewed on an annual basis at the end of May.

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

Item 3.           Legal Proceedings.

On April 16, 2002, the former owners (“Schelfhout”), of the Company’s subsidiary ATS filed a request for arbitration against Aucxis NV (Belgium) and the Company alleging that the Company and Aucxis NV (Belgium) deliberately committed a number of misrepresentations both prior to and subsequent to the closing of the ATS share purchase agreement. They have alleged damages of up to $1,190,309 for which they seek to be compensated by Aucxis NV (Belgium) and the Company. Management believes that the claim brought against Aucxis NV (Belgium) and itself, is without merit and has been vigorously defending both itself and Aucxis NV (Belgium).

In addition, Schelfhout sought to enforce the mandatory redemption feature related to the second and third tranches of shares (the 12 and 18 month shares) totalling 909,090 to be released under the terms of the purchase agreement on the basis that these shares were not free trading at the time of release as contemplated in the agreement. This action to recover $1,500,000 from the Company is currently pending, and has now been increased to $3,250,000, representing the 12, 18, 24 and 36 month shares. Failing recovery of the $3,250,000 in cash, the former owners claim that they are entitled to a reverse swap of a 32.5% stake in ATS.

All written pleadings on both matters have been submitted and the Belgium arbitration tribunal has heard arguments on November 28, 2003. An arbitral award would normally have been expected by April 15, 2004, however, a dispute initiated by Schelfhout, with respect to the responsibility for additional arbitration fees due as a result of increasing Schelfhout’s claim from $1,500,000 to $3,250,000 has delayed the award. Management has been working closely with Belgium counsel to provide evidence to the tribunal that the shares have always been free trading in accordance with the terms of the agreement. Management believes that should the arbitration continue Schelfhout’s $3,250,000 claim will not be successful as there is ample public information available indicating the free tradability of the shares.

On March 17, 2003, the former owners of the Company’s subsidiary, ATS, obtained a restraining order against the Company, effectively securing the remaining 92.5% of the ATS shares to satisfy any ultimate judgement which might be awarded to the former owners of ATS as a result of their claims in respect of the arbitration. These attachments lapsed automatically as a consequence of the Aucxis NV bankruptcy filed on April 11, 2003.

On March 26, 2002, Mr. Schelfhout resigned as the managing director of ATS, as a consequence of which ATS brought a civil law action before the Commercial Court of Dendermonde (Belgium) on May 17, 2002, aiming at establishing that such resignation has caused the management contract under which Mr Schelfhout performed his management duties to be terminated, entitling ATS to cease all payments of management fees and to demand damages. On February 10, 2003 the Belgium Courts dismissed the ATS claim. ATS has made provision for $176,136 in fiscal 2002. The case is being appealed.

On May 14, 2002 Aucxis NV (Belgium) brought an action against the former owners of ATS before the Court of Dendermonde (Belgium) relating to certain irregularities in the deletion of a non-compete clause from ATS’ articles of association. On February 14, 2003 the claim was dismissed by the courts and an appeal was filed on March 25, 2003. As a consequence of the Aucxis NV bankruptcy filed on April 11, 2003, these proceedings have been stayed to allow the trustee in bankruptcy to make a decision regarding continuation.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

No matters were submitted to the vote of the holders of the Company's securities during the year ended December 31, 2003.

Part II

Item 5.          Market for the Common Equity and Related Stockholder Matters.

Market Price of the Company's Common Stock

Our common stock is currently quoted on the Pink sheets Bulletin Board under the symbol "AUCX".

For the year ended December 31, 2002

Year Ending December 31, 2002
	Price High	Price Low
First Quarter	0.09	0.03
Second Quarter	0.03	0.03
Third Quarter	0.01	0.01
Fourth Quarter	0.003	0.003

For the year ended December 31, 2003 The following table sets forth the closing prices for the common stock during the periods indicated.

Year Ending December 31, 2003
	Price High	Price Low
First Quarter	0.003	0.003
Second Quarter	0.003	0.003
Third Quarter	0.003	0.003
Fourth Quarter	0.003	0.003

Year Ending December 31, 2004
	Price High	Price Low
First Quarter	0.003	0.003
Second Quarter	0.003	0.003

As of April 14, 2004 we had 66,406,415 shares of common stock outstanding held by approximately 258 record holders. The Company estimates that approximately 750 beneficial holders hold its common stock.

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

Item 6.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 7 of the Annual Report on Form 10-KSB as at December 31, 2003. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Recent Accounting Pronouncements

December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

The year ended December 31, 2003

Management continues to manage costs while simultaneously exploring various strategic options for the Company. Management will be reviewing the Collateral Management Utility (CMU) technology for commercial viability. It is expected that this review will lead to discussions with interested parties for the development or sale of the CMU, depending on the outcome of any financings or the sale of ATS. The auction process for the sale of ATS was expected to begin in December 2003 following the arbitration hearings, however this process has been delayed by Schelfhout due to a dispute with the Belgium arbitration tribunal over increased fees. Unfortunately the ongoing legal maneuvering by Schelfhout continues to hinder the ability of Aucxis to sell ATS and use proceeds to settle debts and to develop new business opportunities. If a favourable settlement cannot be reached with Schelfhout within a reasonable time, Aucxis will consider returning to arbitration. Management believes that should the arbitration continue Schelfhout’s $3,250,000 claim will not be successful as there is ample public information available indicating the free tradability of the shares.

Aucxis Trading Solutions (“ATS”) continued to make profit on increased revenue. ATS maintained its position as the major provider of electronic auction systems for the perishable agricultural industry. The subsidiary of Aucxis NV, Auction Trading Services Nederland BV (“ATS Holland”) established in cooperation with Flora Holland and Verenigde Bloemenveilingen Aalsmeer, continues to do well.

ATS continues to capture new business and strives to be the premier supplier of electronic trading systems to perishable agriculture and fish trading world-wide.

Results Of Operations

Comparison of Year ended December 31, 2003 to Year ended December 31, 2002

Revenues.

Effective April 11, 2003, the Company has voluntarily relinquished control of Aucxis NV to a trustee in bankruptcy and, accordingly, has deconsolidated the subsidiary and ceased consolidating the operations of ATS. the 92.5% owned subsidiary of Aucxis NV. As a result, revenue for the year has been reported on a non-consolidated basis as nil compared to $4,717,887 in the prior year.

Operating Expenses.

Selling, general and administrative expense for the year ended December 31, 2003 was $264,353 as compared to $3,596,907 for the year ended December 31, 2002. Depreciation and amortization expense for the year was $6,894 compared to $349,311 last year. Total operating costs for the year ended December 31, 2003 were $261724 compared with $4,272,718 for the year ended December 31, 2002. The reason for the sharp decline in expenses is because the company ceased consolidating the operations of ATS as a result of the April 11, 2003 bankruptcy of Aucxis NV. There were no Research and development costs incurred in the current year.

Net Loss/Earnings.

The company had a loss of $704,593 for the year ended December 31, 2003 compared to a loss of $1,225,962 for the year ended December 31, 2003. In the current year a gain of $542,295 was recognized from the cancellation of 454,545 mandatory Redeemable shares. During the quarter ended March 31, 2003, the Company finalized the disposition of a 7.5% interest in ATS pursuant to a court order allowing the former owners of ATS to reacquire a 7.5% interest in exchange for the transfer for cancellation of the first tranche of 454,545 shares. This gain was offset by a $1,007,000 write down of the investment in Aucxis NV for accounting purposes due to the surrounding litigation of Aucxis NV. Included in net income is $10,296 representing the Aucxis share of income in equity investment to March 31, 2003

Plan of Operation.

Our plan of operation for the coming year for Aucxis Corp involves the following

1	Finalize the divestiture of ATS Completion of the negotiation with Schelfhout and the auction of ATS to obtain maximum proceeds for the Company.

2

Settlements of outstanding liabilities

The ongoing legal maneuvering by Schelfhout continues to hinder the ability of Aucxis to settle its debts. As such the company will seek alternative funding and continue negotiations for settlements with regard to trade payables and the amount owed to the former Kwatrobox shareholders.

3

CMU evaluation

Management has engaged an Ontario technology company to review the Collateral Management Utility (CMU) to determine if it justifies additional research and development. It is expected that this review will lead to discussions with interested parties for the development or sale of the CMU, depending on the outcome of any financings or business unit sale initiatives.

4

Other strategic options and opportunities

Management will continue to pursue other strategic options and opportunities for the Company including a review of the I-three products for sale or development.

Liquidity and Capital Resources

Currently Aucxis has limited cash resources and will be relying on support from shareholders in the coming year to continue to settle the outstanding claims against the company by Schelfhout so that a fair portion of the proceeds from the sale of ATS will be distributed to Aucxis.

Working capital for the year ended December 31, 2003 resulted in a deficit of $1,659,529 compared to a deficit of $1,243,921 for the year ended December 31, 2002.

Risks and Uncertainties

Our business plan is dependent upon opportunities that we identify. The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies seeking to develop a business. There can be no assurance that the Company will successfully address these challenges.

The Company has incurred losses from operations in its last six fiscal years and as at December 31, 2003, had an accumulated deficit in shareholders' equity of $25.16 million.

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

Item 7.          Financial Statements.

(i)	Report of Independent Accountants

(ii)	Consolidated Balance Sheet as of December 31, 2003.

(iii)	Consolidated Statement of Operations Deficit and Accumulated Comprehensive Income for the years ended December 31, 2003 and December 31, 2002.

(iv)	Consolidated Statement of Cash Flows for the years ended December 31, 2003 and December 31, 2002.

(v)	Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003 and December 31, 2002.

(vi)	Notes to Consolidated Financial Statements.

Aucxis Corp.

F-i

Independent Auditors’ Report

To the Board of Directors and Stockholders of
Aucxis Corp.
(a Nevada Corporation)

We have audited the accompanying consolidated balance sheets of Aucxis Corp. as of December 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aucxis Corp. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency of $1,659,529 and has accumulated losses since inception of $25,160,359. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, Canada

April 9, 2004

AUCXIS CORP. CONSOLIDATED BALANCE SHEET (expressed in U.S. dollars)
DECEMBER 31	2003	2002

ASSETS

CURRENT ASSETS
Cash and equivalents	$19,724	$617,811
Accounts receivable, net of allowance for doubtful accounts of $12,840	16,646	1,135,903
Inventory (Note 3)	-	1,394,028
Prepaid expenses	-	51,218
Total Current Assets	36,370	3,198,960
Property and equipment (Note 4)	18,900	297,624
Investments (Note 5)	1,000	160,070
Acquired core technology (Note 6)	-	299,584
Total Assets	$56,270	$3,956,238

LIABILITIES

CURRENT LIABILITIES
Accounts payable (Note 7)	$525,650	$896,398
Accrued liabilities	62,235	696,220
Due to former Kwatrobox shareholders (Note 7)	574,834	356,274
Deferred revenue	-	2,000,082
Current portion of long-term debt (Note 8)	533,180	488,666
Deferred taxes	-	5,241
Total Current Liabilities	1,695,899	4,442,881
Long-term debt	-	105,859
Non-controlling interest	-	2,400
Total Liabilities	1,695,899	4,551,140
Mandatory Redeemable Shares of Common Stock (Note 11)	4,215,914	4,818,181
	5,911,813	9,369,321

Commitments and contingencies (Notes 1 and 14)

STOCKHOLDERS’ DEFICIT

Common stock
Authorized: 250,000,000 shares, $0.001 par value
Issued and outstanding: 62,773,051 shares	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive income	505,843	243,710
Deficit	(25,160,359)	(24,455,766)
Total Stockholders’ Deficit	(5,855,543)	(5,413,083)
Total Liabilities and Stockholders’ Deficit	$56,270	$3,956,238

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (expressed in U.S. dollars)
YEAR ENDED DECEMBER 31	2003	2002

Revenue	$-	$4,717,887
Cost of goods sold	-	(1,754,616)

	-	2,963,271

Selling, general and administrative expense	264,353	3,596,907
Depreciation and amortization expense	6,894	349,311
(Gain) loss on disposal of assets	(9,523)	326,500

Total operating expenses	261,724	4,272,718

Operating loss	(261,724)	(1,309,447)

Share of income of equity investment	10,296	38,641
Miscellaneous revenue	11,540	84,000
Non-controlling interest	-	(2,400)
Write down of investments (Note 5)	(1,007,000)	-
Gain on cancellation of mandatory redeemable shares	542,295	-

Loss before income taxes	(704,593)	(1,189,206)

Provision for income taxes	-	(36,756)

Net loss	(704,593)	(1,225,962)

Other comprehensive income
Foreign currency translation adjustments	262,133	93,810

Comprehensive loss	$(442,460)	$(1,132,152)

Basic and diluted loss per share	(0.01)	(0.02)

Shares used in computing basic and diluted earnings per share	62,773,051	62,738,926

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (expressed in U.S. dollars)
YEAR ENDED DECEMBER 31	2003	2002

OPERATING ACTIVITIES
Net loss for the year	$(704,593)	$(1,225,962)
Adjustments to reconcile net loss to cash
Interest	-	30,864
Depreciation and amortization	6,894	349,311
Foreign exchange	-	22,223
Non-controlling interest	-	2,400
Share of (income) loss of equity investment	(10,296)	(38,641)
Gain on cancellation of mandatory redeemable shares	(542,295)	-
Write down of investment	1,007,000	-
(Gain) loss on disposal of assets	(9,523)	242,500
Net change in operating assets and liabilities
Accounts receivable	19,790	94,445
Inventory	-	(989,718)
Prepaid expense	15,973	62,310
Accounts payable and accrued liabilities	197,246	133,725
Deferred items	-	1,282,195
CASH USED IN OPERATING ACTIVITIES	(19,804)	(34,348)

FINANCING ACTIVITIES
Long-term debt net of repayment	-	308,963
CASH PROVIDED BY FINANCING ACTIVITIES	-	308,963

INVESTING ACTIVITIES
Purchase of property and equipment (net of proceeds)	-	(68,997)
Change in subsidiary net assets	(557,249)	-
Purchase of investment	-	(5,657)
Proceeds of disposal of investment	-	84,000
CASH PROVIDED BY INVESTING ACTIVITIES	(557,249)	9,346

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(21,034)	23,800

CHANGE IN CASH AND CASH EQUIVALENTS	(598,087)	307,761

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	617,811	310,050

CASH AND CASH EQUIVALENTS, END OF YEAR	$19,724	$617,811

Supplemental cash flow information:

Interest paid	$15,120	$86,495
Taxes paid	-	36,756

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (expressed in U.S. dollars)
YEAR ENDED DECEMBER 31, 2003

				Accumulated
			Additional	Other		Total
	Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
	#	$	$	$	$	$

Balance – December 31, 2001	62,773,051	62,773	18,736,200	149,900	(23,229,804)	(4,280,931)

Foreign currency translation	-	-	-	93,810	-	93,810

Net loss for the year	-	-	-	-	(1,225,962)	(1,225,962)

Balance - December 31, 2002	62,773,051	62,773	18,736,200	243,710	(24,455,766)	(5,413,083)

Foreign currency translation	-	-	-	262,133	-	262,133

Net loss for the year	-	-	-	-	(704,593)	(704,593)

Balance - December 31, 2003	62,773,051	62,773	18,736,200	505,843	(25,160,359)	(5,855,543)

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)
YEAR ENDED DECEMBER 31, 2003 AND 2002

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at December 31, 2003, the Company has a working capital deficiency of $1,659,529 (2002 - $1,243,921), and has accumulated losses of $25,160,359 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management is considering various revenue and cost management alternatives and is examining a variety of options to re-organize the Company. It is not possible at this time to predict with any assurance the success of these initiatives.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)

Basis of presentation

The Company owns a 100% interest in the following companies: Aucxis Corp. NV (a Belgium company); Aucxis Corp. (a Canadian company); I-Three Inc. (a Canadian company); and e-Auction Global Trading Inc. (a Barbados company).

Aucxis Corp. NV owns a 92.5% interest in Aucxis Trading Solutions NV (“ATS”), a Belgium company. ATS is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems. On April 11, 2003, Aucxis Corp. NV voluntarily filed for bankruptcy. As the Company has relinquished control of Aucxis Corp. NV to a trustee in bankruptcy, its operating results have not been included in the consolidated results of operations and the Company has continued to account for its investment in Aucxis Corp. NV on the equity basis (see Note 5). With the exception of ATS, none of the Company’s subsidiaries or other investments have significant assets, liabilities, cash flows or operations.

All intercompany transactions and balances have been eliminated.

	b)	Acquired core technology Acquired core technology is recorded at cost and amortized on a straight-line basis over its expected life of approximately five years.

c)

Income taxes

The Company provides for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and tax liabilities and are measured using enacted tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts which are more likely than not to be realized. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years and, accordingly, a valuation allowance equal to the deferred tax assets has been recorded.

	d)	Cash and cash equivalents Cash and cash equivalents consist of cash on deposit and highly liquid short-term, interest bearing securities, having original terms to maturity of three months or less.

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)
YEAR ENDED DECEMBER 31, 2003 AND 2002

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e)

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

f)

Warranty provision

One of the Company’s subsidiaries provides a warranty for some of the products sold. A provision for estimated warranty costs is charged to operations on the basis of management’s estimate of costs to be incurred servicing warranty claims.

g)

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

h)

Property and Equipment

Property and equipment consists of computer hardware and furniture and equipment, is recorded at cost and was being amortized on a straight-line basis. Computer hardware and furniture and equipment are being amortized over their estimated lives of five years and ten years, respectively.

i)

Long-Lived Assets In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.

Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	j)	Comparative figures Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

k)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. SFAS No. 52 “Foreign Currency Translation” requires the use of the current rate method to translate the Company’s financial statements into US dollars. Under the current rate method, all assets and liabilities are translated at the current rate, while stockholders’ equity accounts are translated at the appropriate historical rate. The revenues and expenses that occur evenly over the period are translated at the weighted-average rate for the period. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income.

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)
YEAR ENDED DECEMBER 31, 2003 AND 2002

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l)

Stock based compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant.

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

During the year , the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123” (SFAS 148), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The pro-forma net information is as follows:

	2003	2002
	$	$
Net loss — as reported	(704,593)	(1,225,962)
Add:
Stock-based compensation expense included in net loss — as reported	-	-
Deduct:
Stock-based compensation expense determined under fair value method	(107,640)	(107,635)
Net loss — pro forma	(812,233)	(1,333,597)
Net loss per share (basic and diluted) — as reported	0.01	(0.02)
Net loss per share (basic and diluted) — pro forma	(0.01)	(0.02)

The fair value of the stock options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5.77%, expected volatility of 30%, an expected option life of three years and no expected dividends

m)

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, investment, accounts receivable, accounts payable and accrued liabilities, due to related parties, and current portion of long-term debt. The fair values of these financial instruments approximate their carrying values due to their short-term nature and normal trade terms.

n)

Inventory

Inventory is stated at the lower of cost or net realizable value with cost being determined using the weighted average cost method. Obsolete or defective inventories are reduced to net realizable value. The work-in-progress inventory represents direct costs, including raw materials, labour and an allocation of overhead.

o)

Recent Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)
YEAR ENDED DECEMBER 31, 2003 AND 2002

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

o)

Recent Accounting Pronouncements (continued)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers’ classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

	p)	Reclassifications Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

3.	INVENTORY Inventory consists of the following:

	2003	2002
Raw materials	$-	$272,550
Work-in-progress	-	981,072
Finished goods	-	140,406
	$-	$1,394,028

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)
YEAR ENDED DECEMBER 31, 2003 AND 2002

4.	PROPERTY AND EQUIPMENT

				2003	2002
			Accumulated	Net Carrying	Net Carrying
		Cost	Depreciation	Value	Value
	Furniture and fixtures	$72,102	$53,202	$18,900	$77,420
	Tools and equipment	-	-	-	23,702
	Vehicles	-	-	-	196,502
		$72,102	$53,202	$18,900	$297,624

5.

SUMMARIZED FINANCIAL INFORMATION OF DECONSOLIDATED SUBSIDIARY

The Company has a 100% interest in Aucxis Corp. NV, a Belgium company (“wholly-owned subsidiary), which in turn has a 92.5% interest in Aucxis Trading Solutions NV (“ATS”). The Company also has advances receivable from Aucxis NV of $10,432,000. On April 11, 2003, Aucxis Corp. NV, voluntarily filed for bankruptcy. A trustee in bankruptcy has been entrusted with Aucxis Corp. NV’s management and the realization of its assets for the benefit of its creditors and its shareholders. Court proceedings for the final verification of claims and counterclaims took place on June 5, 2003. Management of the Company is working with the trustee to maximize the proceeds received for ATS and to ensure there is little disruption to employees and normal business operations of ATS. The various claims and counterclaims made against Aucxis NV are described in Note 14. The proceeds from liquidating Aucxis NV’s 92.5% interest in ATS, are expected to be used to settle the various claims once the allocation of damages, if any, has been agreed to by all interested parties. Although the Company believes that it will recover a significant portion of its advances, the final allocation of the proceeds may be subject to further litigation and/or additional claims. The Company’s management is unable to estimate, within the constraints of timeliness or cost, the amount that the Company will ultimately recover. Accordingly, the Company ceased consolidating the operations of Aucxis Corp. NV effective April 11, 2003 and the Company has provided for the impairment of this investment by writing it down by $1,007,000 to $1,000 and carrying it under the equity method as of December 31, 2003. (See also Note 14).

The Company will recognize any recovery of this investment when the claims and counter claims are settled by the receiver and/or the Belgian courts and in such amounts as are recovered under the settlement.

Summarized consolidated financial information of Aucxis Corp. NV as at and for the quarter ended March 31, 2003 immediately prior to filing for bankruptcy and deconsolidation by the Company was as follows:

	As at	As at
	March 31,	December 31,
	2003	2002
	(unaudited)

Current assets	$3,143,712	$2,729,274
Noncurrent assets	$527,714	$505,188
Current liabilities	$3,055,624	$2,633,896
Noncurrent liabilities	$36,608	$105,859
Minority interests	$59,972	$2,400
Revenue	$1,226,880	$4,717,887
Cost of goods sold	$307,800	$1,754,616
Net income (loss) for the period	$10,296	$32,043

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)
YEAR ENDED DECEMBER 31, 2003 AND 2002

6.	ACQUIRED CORE TECHNOLOGY

		2003	2002
	Cost	$-	$748,969
	Accumulated amortization	-	(449,385)
		$-	$299,584

During the current year, the carrying amount of $299,584 was charged to operations as part of the write down of $1,007,000 described in Note 5 due to impairment by Aucxis Corp NV. As described in Note 5, Aucxis Corp. NV has not been consolidated with the Company as of December 31, 2003.

7.	RELATED PARTY TRANSACTIONS AND BALANCES The amount due to former Kwatrobox shareholders relates to the acquisition of Kwatrobox from these former shareholders and the balance is non-interest bearing.

	a)		Included in the accounts payable is $8,883 (2002 - $24,874) due to a director and a firm in which the director is a partner.

	b)		Included in accounts payable is $113,353 (2002 - $44,825) due to a company controlled by a director.

	c)		The Company incurred the following amounts to related parties:

			2003	2002

	(i)	Consulting fees to a company controlled by an officer	$95,033	$84,659

	(ii)	Professional fees paid to a firm in which a director is a partner	$17,467	$47,140

	(iii)	Management fees to directors and former directors	$7,337	$70,866

	(iv)	Rent paid to SDL Invest N.V. (Belgium)	$-	$83,878

8.	LONG-TERM DEBT

		2003	2002

	Convertible bridge loan	$533,180	$405,865
	Vehicle and other loans	-	188,660
	Less: Current portion	(533,180)	(488,666)

	Long-term debt	$-	$105,859

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

9.

INCOME TAXES

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. Pursuant to SFAS 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential tax benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has U.S. and European tax losses of approximately $19,200,000 to offset future years taxable income. These losses expire between fiscal 2014 and fiscal 2016.

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)
YEAR ENDED DECEMBER 31, 2003 AND 2002

9.	INCOME TAXES (continued) The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are outlined below:

		2003	2002

	Net combined U.S. and European operating losses	$19,200,000	$19,000,000
	Statutory combined U.S. and European tax rate	35%	35%
	Effective tax rate	-	-
	Deferred tax asset	6,720,000	6,650,000
	Valuation allowance	(6,720,000)	(6,650,000)
	Net deferred tax asset	$-	$-

10.	STOCK OPTIONS

	Options for	Weighted
	shares of	average exercise
	common stock	share
Balance December 31, 2002	3,054,500	$ 0.34
Granted	-	-
Exercised	-	-
Cancelled/Expired	(2,436,500)	0.34
Balance December 31, 2003	618,000	$ 0.35

Additional information about the Company’s stock options outstanding as at December 31, 2003 is as follows:

		Weighted average
Exercise	Number outstanding at	Remaining	Number exercisable at
price	December 31, 2003	contractual life	December 31, 2003

$0.35	618,000	7.0	618,000

11.

MANDATORY REDEEMABLE SHARES OF COMMON STOCK

On January 10, 2000, the Company completed and closed the purchase of 100% of the issued and outstanding shares of ATS. The Company acquired the shares of ATS in exchange for 3,636,364 shares of common stock and cash of $4,000,000. The shares of common stock were valued at $3,636,364, based on their estimated fair value at January 10, 2000. Fair value was determined based on the cash price paid for stock in a contemporaneous private placement, the put feature related to the shares issued to acquire ATS and the market price of the Company’s stock around the acquisition date. The Company accreted $938,000 and $243,817 to the mandatory redeemable shares of common stock during the years ended December 31, 2000 and 2001, respectively. The accretions were recorded under a straight-line assumption based on a two-year amortization. The terms of the purchase agreement also provided the vendors with a put feature, which allowed the vendors to sell the shares back to the Company at $1.65 per share at the time of release if they were not freely tradable. Since the 3,636,364 shares issued to the vendors were subject to a put feature, which is beyond the Company’s direct control, they were classified as mandatory redeemable shares of common stock.

Under the terms of the purchase agreement, the vendors agreed not to sell or transfer any of their shares except on the basis of a time-release formula which presumes that the shares will be freely tradable at the time of release for sale or transfer. Under the time release formula, 454,545 shares were to be released on each of the 6, 12, 18 and 24 month anniversary dates of the closing and 606,061 shares are to be released on each of the 36, 48 and 60 month anniversary dates of the closing.

The first 454,545 shares were not free trading on July 10, 2000, the first anniversary date of the acquisition and during 2002 the vendors sought to exercise their right to retract 909,090 shares, representing the first two tranches under the time release agreement, on the basis that they were not free trading on their respective release dates.

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)
YEAR ENDED DECEMBER 31, 2003 AND 2002

11.

MANDATORY REDEEMABLE SHARES OF COMMON STOCK (continued)

During the year ended December 31, 2003, the Company finalized the disposition of a 7.5% interest in ATS pursuant to a court order allowing the former owners of ATS to reacquire a 7.5% interest in exchange for the transfer for cancellation of the first tranche of 454,545 shares. Accordingly, the Company reduced the mandatory redeemable shares of common stock by $602,267 (454,545 shares), increased its non-controlling interest by $59,972, representing the carrying amount of the portion of ATS disposed of and recognized a gain on cancellation of mandatory redeemable common shares for the balance of $542,295.

12.

SEGMENTED INFORMATION

The Company operated in one operating segment, this being the installation of auction clocks and cooling systems in Belgium. Resources are allocated based on revenue and overall profitability by the Company’s chief operating decision maker as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”. The Company has disclosed financial information of its deconsolidated subsidiary in Note 5.

13.	INCOME AND LOSS PER SHARE The following table represents the calculation of basic and diluted net income (loss) per common share:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Net loss	$(704,593)	$(1,225,962)

Weighted-average shares used in computing basic net
loss per share	62,773,051	62,738,926
Dilutive effect of common share equivalents	-	-

Weighted-average shares used in computing diluted net
loss per share	62,773,051	62,738,926

Basic net loss per share	$(0.01)	$(0.02)

Diluted net loss per share	$(0.01)	$(0.02)

For the year ended December 31, 2003, potential common shares in the form of stock options to purchase 618,000 shares of common stock, were anti-dilutive and therefore not included in the computation of diluted earnings per share.

14.

COMMITMENTS AND CONTINGENCIES

The Company’ wholly owned subsidiary, Aucxis Corp. NV, filed for voluntary bankruptcy on April 11, 2003 (see Note 5). A trustee in bankruptcy has been entrusted with Aucxis Corp. NV’s management and the realization of its assets for the benefit of its creditors. Court proceedings for the final verification of claims took place on June 5, 2003. Management of the Company is working diligently with the trustee to maximize the proceeds received for ATS and to ensure there is little disruption to employees and normal business operations. It is at least reasonably possible that a material change in the net realizable value of the investment in the wholly owned subsidiary will occur in the near term, however the amount of the change cannot be reasonably estimated at this time. The amount of this change, may materially affect the value of the investment. The effect of any increase or decrease in net realizable value and the amount actually realized will be recognized when it occurs.

Litigation

a)
On April 16, 2002, the former owners (“Schelfhout”), of the Company’s subsidiary ATS filed a request for arbitration against Aucxis NV (Belgium) and the Company alleging that the Company and Aucxis NV (Belgium) deliberately committed a number of misrepresentations both prior to and subsequent to the closing of the ATS share purchase agreement. They have alleged damages of up to $1,190,309 for which they seek to be compensated by Aucxis NV (Belgium) and the Company. Management believes that the claim brought against Aucxis NV (Belgium) and itself, is without merit and has been vigorously defending both itself and Aucxis NV (Belgium).

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (expressed in U.S. dollars)
YEAR ENDED DECEMBER 31, 2003 AND 2002

14.	COMMITMENTS AND CONTINGENCIES (continued) Litigation (continued)

a)

(continued)

In addition, Schelfhout sought to enforce the mandatory redemption feature related to the second and third tranches of shares (the 12 and 18 month shares) totalling 909,090 to be released under the terms of the purchase agreement on the basis that these shares were not free trading at the time of release as contemplated in the agreement. This action to recover $1,500,000 from the Company is currently pending, and has now been increased to $3,250,000, representing the 12, 18, 24 and 36 month shares. Failing recovery of the $3,250,000 in cash, the former owners claim that they are entitled to a reverse swap of a 32.5% stake in ATS.

All written pleadings on both matters have been submitted and the Belgium arbitration tribunal has heard arguments on November 28, 2003. An arbitral award would normally have been expected by April 15, 2004, however, a dispute initiated by Schelfhout, with respect to the responsibility for additional arbitration fees due as a result of increasing Schelfhout’s claim from $1,500,000 to $3,250,000 has delayed the award. Management has been working closely with Belgium counsel to provide evidence to the tribunal that the shares have always been free trading in accordance with the terms of the agreement. Management believes that should the arbitration continue Schelfhout’s $3,250,000 claim will not be successful as there is ample public information available indicating the free tradability of the shares.

b)
On March 17, 2003, the former owners of the Company’s subsidiary, ATS, obtained a restraining order against the Company, effectively securing the remaining 92.5% of the ATS shares to satisfy any ultimate judgement which might be awarded to the former owners of ATS as a result of their claims in respect of the arbitration. These attachments lapsed automatically as a consequence of the Aucxis NV bankruptcy filed on April 11, 2003.

c)
On March 26, 2002, Mr. Schelfhout resigned as the managing director of ATS, as a consequence of which ATS brought a civil law action before the Commercial Court of Dendermonde (Belgium) on May 17, 2002, aiming at establishing that such resignation has caused the management contract under which Mr Schelfhout performed his management duties to be terminated, entitling ATS to cease all payments of management fees and to demand damages. On February 10, 2003 the Belgium Courts dismissed the ATS claim. ATS has made provision for $176,136 in fiscal 2002. The case is being appealed.

d)
On May 14, 2002 Aucxis NV (Belgium) brought an action against the former owners of ATS before the Court of Dendermonde (Belgium) relating to certain irregularities in the deletion of a non-compete clause from ATS’ articles of association. On February 14, 2003 the claim was dismissed by the courts and an appeal was filed on March 25, 2003. As a consequence of the Aucxis NV bankruptcy filed on April 11, 2003, these proceedings have been stayed to allow the trustee in bankruptcy to make a decision regarding continuation.

Item 8.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8a.          Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth the executive officers and directors of the Company, which officers are elected annually by the Board of Directors and hold office at the discretion of the Board.

NAME	AGE	POSITION

Gary Jessop	41	Chairman of the Board, Director
Dennis Petke	40	Chief Financial Officer
Lewis Reinders	66	Director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's common stock (“Reporting Person”), to file with the Securities and Exchange Commission, on a timely basis, the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of the Company's common stock. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by it, the Company believes all filing requirements applicable to its directors, executive officers and beneficial owners of 10% or more of the common stock were complied with during fiscal 2003.

Item 10.          Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table sets forth certain information for the two (2) years ended December 31, 2003 and December 31, 2002 regarding the compensation of the Company's Named Executive Officers:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual compensation			Long-term compensation
					Awards		Payouts
		Salary (US$)	Bonus (US$)	Other annual compensation (US$)	Restricted stock awards (US$)	Securities underlying options/ SARs (#)	LTIP payouts (US$)	All other compensation (US$)
Dennis Petke, Chief Financial Officer (1)	2002 2003
Neil Murphy, Chief Operating Officer(2)	2002 2003

(1)
Dennis Petke was named Chief Financial Officer and Corporate Secretary August 21, 2001. Mr. Petke is compensated under contract through Q4 Financial Group Inc., a company controlled by Mr. Petke, at a rate of $6,875 per month.

(2)	Neil Murphy was named Chief Operating Officer August 21, 2001. Mr. Murphy was compensated under contract at $9,375 per month. Mr. Murphy resigned effective July 1, 2002.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

No stock options were granted in the year ended December 31, 2003.

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

Item 11.          Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the shares of our common stock as of the date of April 14, 2004 by (i) each person who is known by management to own beneficially more than five percent (5%) of our Company's issued and outstanding shares of common stock, (ii) our Chief Operating Officer and each of our Company's other most highly compensated executive officers whose compensation on an annualized basis (salary and bonus) for services rendered in all capacities to the Company during the year ended December 31, 2003 exceeded US $100,000 (collectively, the “Named Executive Officers”), and (iii) each of our Company's directors.

Percentage of
Name and Address of Beneficial Owner	Number of Shares (1)	Class
J. Andrews, in Trust for the Shareholders of Sanga International Inc.(2)	16,500,000	24.9%
c/o Pachulski, Stong, Ziehl, Yang & Jones P.C.
10100 Santa Monica Blvd., Suite 1100, Los Angeles, CA 90067

ABN AMRO Capital Investments (Belgie) N.V.	4,072,639	6.1%
Regentlaan 53, 1000 Brussels, Belgium

Gary Jessop, Chairman	100,000 (3)	*
C/o Suite 500 – 666 Burrard Street, Vancouver, BC V6C 3P6

Lewis Reinders, Director	100,000 (3)	*
C/o Suite 500 – 666 Burrard Street, Vancouver, BC V6C 3P6

Dennis Petke, CFO	112,000 (3)(4)	*
C/o Suite 500 – 666 Burrard Street, Vancouver, BC V6C 3P6

All executive officers and directors as a group (3 persons)	312,000 (3)(4)	*

*	represents less than 5%

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

3)	Includes options earned, but not yet granted, enabling the holder to purchase up to 100,000 shares, priced at an exercise price of $0.35 per share.

4)	Includes 12,000 shares held directly.

Item 12.          Certain Relationships and Related Transactions.

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

(b)      Reports on Form 8-K

None

Item 14.          Principal accounting fees and services

(1)     Audit fees

The principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

		2003		2002

Audit Fees		$20,000		$40,000
Audit Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
		$20,000		$40,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aucxis Corp. (formerly e-Auction Global Trading Inc.)

Dated: April 14, 2003
	By:	/s/ Dennis Petke
Dennis Petke, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis Petke	Chief Financial Officer	April 14, 2003
Dennis Petke

/s/ Gary Jessop	Director	April 14, 2003
Gary Jessop

/s/ Lewis Reinders	Director	April 14, 2003
Lewis Reinders