Form 10QSB
period 2004-03-31
AUCXIS CORP
filed 2004-05-12
CIK 1102233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ☒  No ☐

As of May 12, 2004 there were 66,409,415 shares of the Registrant's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one);
Yes ☐ No ☒

AUCXIS CORP.

FORM 10-QSB

ITEM 1. Financial Statements
Aucxis Corp.
(formerly e-Auction Global Trading Inc.)
(a Nevada Corporation)

Consolidated Financial Statements
(Unaudited)
March 31, 2004
(expressed in U.S. dollars)

AUCXIS CORP.
(a Nevada Corporation)
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2004
(in U.S. dollars)

AUCXIS CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in U.S. dollars)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and equivalents	$9,579	$19,724
Accounts receivable	8,868	16,646
Total Current Assets	18,447	36,370
Property and equipment	16,257	18,900
Investments (Note 4)	1,000	1,000
Total Assets	$35,704	$56,270

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$528,592	$525,650
Accrued liabilities	51,743	62,235
Due to former Kwatrobox shareholders (Note 6)	552,612	574,834
Current portion of long-term debt (Note 7)	464,426	533,180
Total Current Liabilities	1,597,373	1,695,899
Mandatory Redeemable Shares of Common Stock (Note 8)	4,215,914	4,215,914
	5,813,287	5,911,813
Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $0.001 par value; 250,000,000 shares
authorized, 62,773,051 issued and outstanding	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive income	623,269	505,843
Deficit	(25,199,825)	(25,160,359)
Total Stockholders’ Equity (Deficit)	(5,777,583)	(5,855,543)
Total Liabilities and Stockholders’ Equity (Deficit)	$35,704	$56,270

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in U.S. dollars)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

Revenue	$-	$1,226,880
Cost of goods sold	-	(307,800)

	-	919,080

Selling, general and administrative expense	37,066	993,555
Depreciation and amortization expense	2,400	62,368

	39,466	1,055,923

Loss from operations	(39,466)	(136,843)

Share of income of equity investment	-	32,170

Gain on cancellation of mandatory redeemable shares (Note 8)	-	542,295

Net Income (loss) for the period	$(39,466)	$437,622

Basic and diluted income (loss) per share	.(01)	.01

Net Income (loss) for the period	$(39,466)	$437,622

Foreign currency translation adjustments	117,426	174,623

Comprehensive income	$77,960	$612,245

Shares used in computing basic earnings per share	62,773,051	62,773,051

Shares used in computing fully diluted earnings per share	62,773,051	65,827,551

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

OPERATING ACTIVITIES
Net income (loss) for the year	$(39,466)	$437,622
Adjustments to reconcile net loss to cash
Depreciation and amortization	2,400	62,368
Foreign exchange	-	126,623
Share of income of equity investment	-	(32,170)
Gain on cancellation of mandatory redeemable shares	-	(542,295)

Net change in operating assets and liabilities
Accounts receivable	$7,778	$123,092
Inventory	-	29,988
Prepaid expenses	-	40,840
Accounts payable, accrued liabilities and related party	(7,550)	255,001
Deferred items	-	(382,084)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(36,838)	118,895

FINANCING ACTIVITIES
Long-term debt net of repayment	-	(116,300)
CASH USED IN FINANCING ACTIVITIES	-	(116,300)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	26,693	18,510

CHANGE IN CASH AND CASH EQUIVALENTS	(10,145)	2,685

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	19,724	617,811

CASH AND CASH EQUIVALENTS END OF PERIOD	$9,579	$639,006

Supplemental cash flow information:

Interest paid	$11,599	$15,120
Taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
THREE MONTHS ENDED MARCH 31, 2003

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at March 31, 2004, the Company has a working capital deficiency of $1,578,926 (2003 - $1,516,809), and has accumulated losses of $25,199,825 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management is considering various revenue and cost management alternatives and is examining a variety of options to re-organize the Company. It is not possible at this time to predict with any assurance the success of these initiatives.

2.	BASIS OF PRESENTATION The Company’s wholly-owned subsidiaries are as follows:
100%	Aucxis Corp. NV (Belgium)	100%	I-Three Inc. (Canada)
100%	e-Auction Global Trading Inc. (Barbados)	100%	Aucxis Corp. (Canada)

Aucxis Corp. NV (Belgium) has investments in the following companies which are accounted for by the equity method:

92.5%	Aucxis Trading Solutions NV
30.0%	Aucxis Trading Services Netherlands B.V.
40.0%	SDL Invest NV (Belgium)

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

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries other than Aucxis Corp. NV (Belgium) as described above.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
	(a)	Acquired core technology Acquired core technology is recorded at cost and amortized on a straight-line basis over its expected life of approximately five years.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
THREE MONTHS ENDED MARCH 31, 2003

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

(c)

Revenue recognition

The Company’s wholly owned subsidiary, Aucxis Corp. NV (Belgium) has not been consolidated with the Company as described in Note 2. The Belgium subsidiary derives revenue from the development and installation of clock systems, cooling installations and maintenance services related to these systems. Clock and cooling installations take three to four months to complete and are accounted for using the percentage of completion method in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 81-1 “Accounting for Performance of Construction Type and Certain Production Type Contracts”. Revenue from contracts with customers that include customer acceptance provisions that are not confirmed until delivery and installation of the systems is recognized when the installation is complete and customer acceptance has occurred under the completed contract method of accounting.

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

(f)

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

(g)

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, investment, accounts receivable, accounts payable and accrued liabilities, due to related parties, and current portion of long-term debt. The fair values of these financial instruments approximate their carrying values due to their short-term nature and normal trade terms.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
THREE MONTHS ENDED MARCH 31, 2003

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
	(h)	Use of estimates

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

	(i)	Comparative figures
Certain of the comparative figures have been reclassified to conform to the current year’s presentation.
(j)

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

	Three Months Ended
	March 31,
	2004	2003
Net income (loss) — as reported	$(39,466)	$437,622
Add: Stock-based compensation expense included in net loss — as
reported	-	-
Deduct: Stock-based compensation expense determined under fair
value method	-	(26,910)
Net income (loss) — pro forma	$(39,466)	$410,712
Net income (loss) per share (basic and diluted) — as reported	(0.01)	0.01
Net income (loss) per share (basic and diluted) — pro forma	(0.01)	0.01

The fair value of the stock options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5.77%, expected volatility of 30%, an expected option life of three years and no expected dividends

(k)

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

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
THREE MONTHS ENDED MARCH 31, 2003

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
(l)

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 is not expected to have a material impact on the Company's financial statements.

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

The Company has a 100% interest in Aucxis Corp. NV, a Belgium company (“wholly-owned subsidiary), which in turn has a 92.5% interest in Aucxis Trading Solutions NV (“ATS”). The Company also has advances receivable from Aucxis NV of $10,324,000. On April 11, 2003, Aucxis Corp. NV, voluntarily filed for bankruptcy. A trustee in bankruptcy has been entrusted with Aucxis Corp. NV’s management and the realization of its assets for the benefit of its creditors and its shareholders. Court proceedings for the final verification of claims and counterclaims took place on June 5, 2003.

The proceeds from liquidating Aucxis NV’s 92.5% interest in ATS, are expected to be used to settle the various claims once the allocation of damages, if any, has been agreed to by all interested parties. Although the Company believes that it will recover a portion of its advances, the final allocation of the proceeds may be subject to further litigation and/or additional claims. The Company’s management is unable to estimate, within the constraints of timeliness or cost, the amount that the Company will ultimately recover. Accordingly, the Company ceased consolidating the operations of Aucxis Corp. NV effective April 11, 2003 and the Company has provided for the impairment of this investment by writing it down to $1,000 and carrying it under the equity method as of December 31, 2003. The Company will recognize any recovery of this investment when the claims and counter claims are settled by the receiver and/or the Belgian courts and in such amounts as are recovered under the settlement. (See also Note 10).

Summarized consolidated financial information of Aucxis Corp. NV as at and for the quarter ended March 31, 2003 immediately prior to filing for bankruptcy and deconsolidation by the Company was as follows:

As at
March 31,
2003

Current assets	$3,143,712
Noncurrent assets	$527,714
Current liabilities	$3,055,624
Noncurrent liabilities	$36,608
Minority interests	$59,972
Revenue	$1,226,880
Cost of goods sold	$307,800
Net income (loss) for the period	$10,296

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
THREE MONTHS ENDED MARCH 31, 2003

5.	RELATED PARTY TRANSACTIONS The Company incurred the following amounts to related parties during the three-month period ended March 31, 2004 and 2003, respectively:
	March 31,	March 31,
	2004	2003
Consulting fees to a company controlled by a officer	$25,039	$20,925

Due to directors and officers:

Included in the accounts payable is $533 (2003 - $2,400) due to a firm in which a director is a partner.

Included in accounts payable is $140,081 (2003-$39,728) due to a company controlled by an officer.

6.

DUE TO FORMER KWATROBOX SHAREHOLDERS

The amount due to former Kwatrobox shareholders relates to the acquisition of Kwatrobox from its former shareholders (“vendors”) and the balance is non-interest bearing. The company has been in discussions with legal counsel of the Kwatrobox shareholders and is reviewing certain representations made by the vendors immediately prior to the acquisition of Kwatrobox.

7.

DEBT

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

The entire loan has been drawn down and was due to be repaid or converted on December 31, 2002. Since the repayment date has passed, the loan been classified as a current liability.

8.

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

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
THREE MONTHS ENDED MARCH 31, 2003

9.	INCOME AND LOSS PER SHARE The following table represents the calculation of basic and diluted net income (loss) per common share:
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Net income (loss)	$(37,067)	$437,622

Weighted-average shares used in computing basic net
income (loss) per share	62,773,051	62,773,051
Dilutive effect of common share equivalents	-	-

Weighted-average shares used in computing diluted net
income (loss) per share	62,773,051	62,773,051

Basic net income (loss) per share	$(0.01)	$0.01

Diluted net income (loss) per share	$(0.01)	$0.01

For the three months ended March 31, 2004, potential common shares in the form of stock options to purchase 618,000 shares of common stock, were anti-dilutive and therefore not included in the computation of diluted earnings per share.

10.

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

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
THREE MONTHS ENDED MARCH 31, 2003

10.	COMMITMENTS AND CONTINGENCIES (continued) Litigation (continued)
a)

continued

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

Management continues to work with its Belgium counsel to reach a settlement with regard to the disputes.

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

The company has suspended development of e-business services for the perishable commodity marketplace. It is managements’ intention to review business opportunities available to it in order to evaluate alternatives to maximize shareholder value.

Highlights of the Quarter

Effective April 11, 2003, the Company has voluntarily relinquished control of Aucxis NV to a trustee in bankruptcy and, accordingly, has deconsolidated the subsidiary and ceased consolidating the operations of ATS. the 92.5% owned subsidiary of Aucxis NV. As a result, revenue for the three months ended March 31, 2004 was $nil compared to $1,226,880 in the same three-month period in 2003. There were no costs of sales in the current quarter compared to $307,800 in the corresponding three-month period in 2003.

Selling, general and administrative expense for the quarter ended March 31, 2004 was $37,066 as compared to $993,555 for the corresponding three-month period in 2003. Depreciation and amortization expense for the quarter was $2,400 compared to $62,368 in the prior year period. Total operating expenses for the three months ended March 31, 2004 were $39,466 compared to $1,055,923 in the corresponding three-month period in the prior year. The reason for the sharp decline in expenses is because the company ceased consolidating the operations of ATS.

A loss of $39,466 was recorded for the three months ended March 31, 2004 compared to income of $437,622 for the corresponding prior year period. Included in income for March 31, 2003 was a gain of $542,295 from the cancellation of 454,545 mandatory redeemable common shares. During that quarter the Company finalized the disposition of a 7.5% interest in ATS pursuant to a court order allowing the former owners of ATS to reacquire a 7.5% interest in exchange for the transfer for cancellation of the first tranche of 454,545 shares. The significant change in results is due to the exclusion of the ATS results as described above.

Management continues to manage costs while simultaneously exploring various strategic options for the Company. Management has engaged an Ontario technology company to review the Collateral Management Utility (CMU) to determine if it justifies additional research and development. It is expected that this review will lead to discussions with interested parties for the development or sale of the CMU, depending on the outcome of any financings and/or the sale of ATS

Liquidity and Capital Resources

As at March 31, 2004, the Company had a cash balance of $9,579 compared to $19,724 at December 31, 2003. The significant decrease is due to the deconsolidation of Aucxis NV as discussed above. Future cash flows for the Company will be derived from recovery of outstanding receivables, the sale of redundant assets, the success of future external financing initiatives and proceeds from the sale of ATS. Management continues to examine a variety of options to raise additional financing. Aucxis continues to keep operating costs to a minimum. In an effort to raise funds from existing or new shareholders management intends to negotiate settlements with creditors regarding outstanding payables. It is not possible at this time to predict with any assurance the success of any of these initiatives, however management is working diligently towards the goal of self-sustainability.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements as at March 31, 2004. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Item 3. Controls and Procedures

The Company’s principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Aucxis Corp.
(Registrant)

Date: May 12, 2004	By:	/s/ Dennis E. Petke

Dennis E. Petke,
Chief Financial Officer (duly authorized officer)