Form 10QSB
period 2004-06-30
AUCXIS CORP
filed 2004-08-16
CIK 1102233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

     `                                                                                                                                         .
(Former Name, Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ☐ No ☒

As of August 13, 2004 there were 66,409,415shares of the Registrant's common stock, par value $0.001 per share outstanding. (This includes 3,636,364 mandatory redeemable shares of common stock).

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

AUCXIS CORP.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements Aucxis Corp. (formerly e-Auction Global Trading Inc.) (a Nevada Corporation) Consolidated Financial Statements (Unaudited) June 30, 2004 (expressed in U.S. dollars)

AUCXIS CORP. (a Nevada Corporation)
CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) JUNE 30, 2004 (in U.S. dollars)

AUCXIS CORP. CONSOLIDATED BALANCE SHEETS (Expressed in U.S. dollars)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and equivalents	$3,495	$19,724
Accounts receivable, net of allowance for doubtful account of $12,840	7,434	16,646

Total Current Assets	10,929	36,370

Property and equipment	14,453	18,900
Investments (Note 4)	1,000	1,000

Total Assets	$26,382	$56,270

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$552,683	$525,650
Accrued liabilities	50,313	62,235
Due to former Kwatrobox shareholders	537,331	574,834
Current portion of long-term debt (Note 7)	471,525	533,180

Total Current Liabilities	1,611,852	1,695,899

Mandatory Redeemable Shares of Common Stock (Note 8)	4,215,914	4,215,914

	5,827,766	5,911,813

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock
Authorized: 250,000,000 shares, $0.001 par value
Issued and outstanding: 62,773,051 shares	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive income	645,427	505,843
Deficit	(25,245,784)	(25,160,359)

Total Stockholders’ Equity (Deficit)	(5,801,384)	(5,855,543)

Total Liabilities and Stockholders’ Equity (Deficit)	$26,382	$56,270

(The Accompanying Notes are an Integral Part of These Financial Statements)

AUCXIS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Expressed in U.S. dollars) (unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

Revenue	$-	$-	$-	$1,226,880
Cost of goods sold	-	-		(307,800)

	-	-	-	919,080

Selling, general and administrative expense	44,768	69,561	81,834	1,063,116
Depreciation and amortization expense	1,191	2,328	3,591	64,696
Recovery of inventory	-	(14,040)	-	(14,040)
Gain on disposal of assets	-	(20,746)	-	(20,746)

Total operating expenses	45,959	37,103	85,425	1,093,026

Operating income (loss)	(45,959)	(37,103)	(85,425)	(173,946)

Share of income of equity investment	-	-	-	32,170
Miscellaneous revenue	-	4,055	-	4,055
Gain on cancellation of mandatory redeemable shares	-	-	-	542,295

Net income (loss) for the period	$(45,959)	$(33,048)	$(85,425)	$404,574

Basis and diluted income (loss) per share	$(0.01)	$(0.01)	$(0.01)	$0.01

Net income (loss) for the period	$(45,959)	$(33,048)	$(85,425)	$404,574
Foreign currency translation adjustments	22,158	184,211	139,584	358,834

Comprehensive income (loss)	$(23,801)	$151,163	$54,159	$763,408

Common shares used in computing
basic earnings per share	62,773,051	62,773,051	62,773,051	62,773,051

Common shares used in computing
diluted earnings per share	62,773,051	62,773,051	62,773,051	62,773,051

(The Accompanying Notes are an Integral Part of These Financial Statements)

AUCXIS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in U.S. dollars) (unaudited)

SIX MONTHS ENDED JUNE 30	2004	2003

OPERATING ACTIVITIES
Net income (loss) for the period	$(85,425)	$404,574
Adjustments to reconcile net income (loss) to cash
Depreciation and amortization	4,447	64,696
Gain on cancellation of mandatory redeemable shares	-	(542,295)
Share of income of equity investment	-	(32,170)
Gain on disposal of assets	-	(20,746)
Net change in operating assets and liabilities
Accounts receivable	9,213	(3,372)
Prepaid expenses	-	15,315
Accounts payable and accrued liabilities	15,110	120,700

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(56,655)	6,702

INVESTING ACTIVITIES
Change in subsidiary net assets	-	(854,491)

CASH USED IN INVESTING ACTIVITIES	-	(854,491)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	40,426	250,591

DECREASE IN CASH AND CASH EQUIVALENTS	(16,229)	(597,198)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	19,724	617,811

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,495	$20,613

Supplemental cash flow information:

Interest paid	$18,274	$15,120
Income taxes paid	$-	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
SIX MONTHS ENDED JUNE 30, 2004

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at June 30, 2004, the Company has a working capital deficiency of $1,600,923 (2003 - $1,516,809), and has accumulated losses of $25,245,784 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management is considering various revenue and cost management alternatives and is examining a variety of options to re-organize the Company. It is not possible at this time to predict with any assurance the success of these initiatives.

2.	BASIS OF PRESENTATION The Company’s and its wholly-owned subsidiaries are as follows:

100%	Aucxis Corp. NV (Belgium)	100%	I-Three Inc. (Canada)
100%	e-Auction Global Trading Inc. (Barbados)	100%	Aucxis Corp. (Canada)

Aucxis Corp. NV (Belgium) has investments in the following companies which are accounted for by the equity method:

92.5%	Aucxis Trading Solutions NV
30.0%	Aucxis Trading Services Netherlands B.V.
40.0%	SDL Invest NV (Belgium)

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
SIX MONTHS ENDED JUNE 30, 2004

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

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
SIX MONTHS ENDED JUNE 30, 2004

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Comparative figures Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net income (loss) — as reported	$(45,959)	(33,048)	(85,425)	404,574
Add: Stock-based compensation expense
included in net loss — as reported	-	-	-	-
Deduct: Stock-based compensation
expense determined under fair value	-
method		-	-	(53,820)

Net income (loss) — pro forma	$(45,959)	(33,048)	(85,425)	350,754

Net income (loss) per share (basic and diluted) — as
reported	(0.01)	(0.01)	(0.01)	0.01
Net income (loss) per share (basic and diluted) —
pro forma	(0.01)	(0.01)	(0.01)	0.01

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
SIX MONTHS ENDED JUNE 30, 2004

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

The proceeds from liquidating Aucxis NV’s 92.5% interest in ATS, are expected to be used to settle the various claims once the allocation of damages, if any, has been agreed to by all interested parties. Although the Company believes that it will recover a portion of its advances, the final allocation of the proceeds may be subject to further litigation and/or additional claims. The Company’s management is unable to estimate, within the constraints of timeliness or cost, the amount that the Company will ultimately recover. Accordingly, the Company ceased consolidating the operations of Aucxis Corp. NV effective April 11, 2003 and the Company has provided for the impairment of this investment by writing it down to $1,000 and carrying it under the equity method as of December 31, 2003. The Company will recognize any recovery of this investment when the claims and counter claims are settled by the receiver and/or the Belgian courts and in such amounts as are recovered under the settlement. (See also Note 11).

Summarized consolidated financial information of Aucxis Corp. NV as at and for the quarter ended March 31, 2003 immediately prior to filing for bankruptcy and deconsolidation by the Company was as follows:

As at
March 31,
2003

Current assets	$3,143,712

Noncurrent assets	$527,714

Current liabilities	$3,055,624

Noncurrent liabilities	$36,608

Minority interests	$59,972

Revenue	$1,226,880

Cost of goods sold	$307,800

Net income (loss) for the period	$10,296

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
SIX MONTHS ENDED JUNE 30, 2004

5.	RELATED PARTY TRANSACTIONS

	(a)	The Company incurred the following amounts of consulting fees to a company controlled by a Director during the six-month period ended June 30, 2004 and 2003, respectively:

June 30,	June30,
2004	2003
$48,562	$46,043

(b)

Due to directors and officers:

Included in accounts payable is $Nil (2003 - $17,467) due to a firm in which a director is a partner.
Included in accounts payable is $160,678 (2003-$70,473) due to a company controlled by an officer.

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

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
SIX MONTHS ENDED JUNE 30, 2004

9.	INCOME AND LOSS PER SHARE The following table represents the calculation of basic and diluted net income (loss) per common share:

	For Three Months Ended		For Six Months Ended
	June 30		June 30
	2004	2003	2004	2003

Net Income (loss)	$(45,959)	$(33,048)	$(85,425)	$404,574

Weighted -average shares used in computing basic
net income (loss) per share	62,773,051	62,773,051	62,773,051	62,773,051

Dilutive effect of common share equivalents	0	0	0	0

Weighted-average shares used in computing diluted
net income (loss) per share	62,773,051	62,773,051	62,773,051	62,773,051

Basic net income (loss) per share	(0.01)	(0.01)	(0.01)	0.01

Diluted net income (loss) per share	(0.01)	(0.01)	(0.01)	0.01

For the six months ended June 30, 2004, potential common shares in the form of stock options to purchase 618,000 shares of common stock were anti-dilutive and therefore not included in the computation of diluted earnings per share.

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

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
SIX MONTHS ENDED JUNE 30, 2004

11.	COMMITMENTS AND CONTINGENCIES (continued) Litigation (continued)

a)

continued

All written pleadings on both matters have been submitted and the Belgium arbitration tribunal has heard arguments on November 28, 2003. An arbitral award would normally have been expected by April 15, 2004, however, a dispute initiated by Schelfhout, with respect to the responsibility for additional arbitration fees due as a result of increasing Schelfhout’s claim from $1,500,000 to $3,250,000 had delayed the award.

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

c)
On May 14, 2002 Aucxis NV (Belgium) brought an action against the former owners of ATS before the Court of Dendermonde (Belgium) relating to certain irregularities in the deletion of a non-compete clause from ATS’ articles of association. On February 14, 2003 the claim was dismissed by the courts and an appeal was filed on March 25, 2003. As a consequence of the Aucxis NV bankruptcy filed on April 11, 2003, these proceedings were stayed to allow the trustee in bankruptcy to make a decision regarding continuation.

d)
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

e)
On May 28, 2004, the company reached a settlement with the former owners of the Company’s subsidiary, ATS, with regard to all disputes and claims alleged against the company by the former owners of ATS. The former owners of ATS agreed to withdraw the claims against the Company in exchange for a portion of the proceeds to be received by Aucxis upon the eventual sale of ATS and a withdrawal of any claims against the former owners. The Commercial Court of Dendermonde granted its approval of the settlement on June 23, 2004. The amount of net proceeds, if any, to be received by the Company from the sale of ATS is not determinable at this time. The sale of ATS is subject to a bidding process and subsequent court approval. It is difficult to determine the timing and completion of this process, but it is anticipated that it will occur before the year-end.

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

On May 28, 2004, the company reached a settlement with the former owners of the Company’s subsidiary, ATS, with regard to all disputes and claims alleged against the company by the former owners of ATS. The former owners of ATS agreed to withdraw all claims against the Company in exchange for a portion of the proceeds to be received by Aucxis upon the eventual sale of ATS and a withdrawal by Aucxis of any claims against the former owners. The Commercial Court of Dendermonde granted its approval of the settlement on June 23, 2004. The amount of net proceeds, if any, to be received by Aucxis from the sale of ATS is not determinable at this time. The sale of ATS is subject to a bidding process and subsequent court approval. It is difficult to determine the timing and closure of this process, but it is anticipated that it will occur before the year-end.

Certain claims against the company remain outstanding along with significant amounts payable to various vendors. Management will be working to resolve those claims in the coming months.

Summary of Quarterly Results

Effective April 11, 2003, the Company had voluntarily relinquished control of Aucxis NV to a trustee in bankruptcy and, accordingly, has deconsolidated the subsidiary and ceased consolidating the operations of ATS, the 92.5% owned subsidiary of Aucxis NV. As a result, revenue and cost of sales for the three months ended June 30, 2004 and the same three-month period in 2003 were nil.

Selling, general and administrative expense for the quarter ended June 30, 2004 was $44,768 as compared to $69,561 for the corresponding three-month period in 2003. The expenses were higher in the prior year due to higher accounting and legal fees and higher interest expenses. Depreciation and amortization expense for the quarter was $1,191 compared to $2,328 in the prior year period. Net total operating expenses for the three months ended June 30, 2004 were $45,959 compared to $37,103 in the corresponding three-month period in the prior year. The operating expenses in the current quarter were actually lower than the quarter in the previous year, which totaled $71,889 before being offset by a recovery of inventory and a gain on disposal of assets to yield a net total of $37,103.

A loss of $45,959 was recorded for the three months ended June 30, 2004 compared to a loss of $33,048 for the corresponding prior year period. The quarterly results in the prior year included gain on disposal of assets and inventory recovery.

Management continues to keep costs at a consistent level as it works its way through the process of selling ATS and maintaining the public listing. Management has engaged an Ontario technology company to review its technology for commercial viability. The review has not commenced as Aucxis is awaiting the outcome of the ATS sale. When the results of the sale are known, management will begin planning a reorganization of the company’s affairs including the search for new opportunities and related fundraising.

Liquidity and Capital Resources

As at June 30, 2004, the Company had a cash balance of $3,495 compared to $19,724 at December 31, 2003. Future cash flows for the Company will be derived from recovery of outstanding receivables, the sale of redundant assets, the success of future external financing initiatives and proceeds from the sale of ATS. Management continues to examine a variety of options to raise additional financing. Aucxis continues to keep operating costs to a minimum. In an effort to raise funds from existing or new shareholders management intends to negotiate settlements with creditors regarding outstanding payables. It is not possible at this time to predict with any assurance the success of any of these initiatives, however management is working diligently towards the goal of self-sustainability.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements as at June 30, 2004. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Item 3.     Controls and Procedures

The Company’s principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

On March 17, 2003, Schelfhout obtained a restraining order against the Company, effectively securing the remaining 92.5% of the ATS shares to satisfy any ultimate judgement which might be awarded to the former owners of ATS as a result of their claims in respect of the arbitration. These attachments lapsed automatically as a consequence of the Aucxis NV bankruptcy filed on April 11, 2003.

On May 14, 2002 Aucxis NV (Belgium) brought an action against Schelfhout before the Court of Dendermonde (Belgium) relating to certain irregularities in the deletion of a non-compete clause from ATS’ articles of association. On February 14, 2003 the claim was dismissed by the courts and an appeal was filed on March 25, 2003. As a consequence of the Aucxis NV bankruptcy filed on April 11, 2003, these proceedings have been stayed to allow the trustee in bankruptcy to make a decision regarding continuation.

On May 28, 2004, the company reached a settlement with Schelfhout with regard to all disputes and claims alleged against the company by Schelfhout. Schelfhout agreed to withdraw all claims against the Company in exchange for a portion of the proceeds to be received by Aucxis upon the eventual sale of ATS and a withdrawal by Aucxis of its claims against Schelfhout. The Commercial Court of Dendermonde granted its approval of the settlement on June 23, 2004. The amount of net proceeds, if any, to be received by Aucxis from the sale of ATS is not determinable at this time. The sale of ATS is subject to a bidding process and subsequent court approval. It is difficult to determine the timing and closure of this process, but it is anticipated that it will occur before the year end.

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

Date: August 13, 2004	Aucxis Corp.
(Registrant)

	By:	/s/ Dennis E. Petke
Dennis E. Petke,
Chief Financial Officer (duly authorized officer)