Form 10QSB
period 2004-09-30
AUCXIS CORP
filed 2004-11-22
CIK 1102233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes...X...No

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes......No....X....

As of November 22, 2004 there were 66,409,415 shares of the Registrant's common stock, par value $0.001 per share outstanding. (This includes 3,636,364 mandatory redeemable shares of common stock).

Transitional Small Business Disclosure Format (check one); Yes......No....X....

ITEM 1. Financial Statements
Aucxis Corp.
(formerly e-Auction Global Trading Inc.)
(a Nevada Corporation)

Consolidated Financial Statements
(Unaudited)
September 30, 2004
(expressed in U.S. dollars)

AUCXIS CORP.
(a Nevada Corporation)
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2004
(in U.S. dollars)

AUCXIS CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)
	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$868	$19,724
Accounts receivable, net of allowance for doubtful
accounts of $Nil and $12,840, respectively	7,798	16,646
Total Current Assets	8,666	36,370
Property and equipment	14,177	18,900
Investments (Note 4)	1,000	1,000
Total Assets	$23,843	$56,270

LIABILITIES
CURRENT LIABILITIES
Accounts payable	$604,178	$525,650
Accrued liabilities	53,300	62,235
Due to former Kwatrobox shareholders	569,235	574,834
Current portion of long-term debt (Note 7)	499,522	533,180
Total Current Liabilities	1,726,235	1,695,899
Mandatory Redeemable Shares of Common Stock (Note 8)	4,215,914	4,215,914
	5,942,149	5,911,813
Commitments and Contingencies (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock
Authorized: 250,000,000 shares, $0.001 par value
Issued and outstanding: 62,773,051 shares	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive income	566,837	505,843
Deficit	(25,284,116)	(25,160,359)
Total Stockholders' Equity (Deficit)	(5,918,306)	(5,855,543)
Total Liabilities and Stockholders' Equity (Deficit)	$23,843	$56,270

(The Accompanying Notes are an Integral Part of These Financial Statements)

AUCXIS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. dollars)
(unaudited)
	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenue	$-	$-	$-	$1,226,880
Cost of goods sold	-	-	-	(307,800)
	-	-	-	919,080
Selling, general and administrative expense	36,931	47,651	118,765	1,110,767
Depreciation and amortization expense	1,401	2,328	4,992	67,024
Recovery of inventory	-	-	-	(14,040)
Loss (gain) on disposal of assets	-	-	-	(20,746)

Total operating expenses	38,332	49,979	123,757	1,143,005

Operating loss	(38,332)	(49,979)	(123,757)	(223,925)

Share of income of equity investment	-	-	-	32,170
Miscellaneous revenue	-	914	-	4,969
Gain on cancellation of mandatory
redeemable shares	-	-	-	542,295

Income (loss) before income taxes	(38,332)	(49,065)	(123,757)	355,509

Provision for income taxes	-	-	-	-

Net income (loss) for the period	(38,332)	(49,065)	(123,757)	355,509

Other comprehensive income (loss)
Foreign currency translation adjustments	(78,590)	(7,083)	60,994	351,751

Comprehensive income (loss)	$(116,922)	$(56,148)	$(62,763)	$707,260

Basic and diluted income (loss) per share	$-	$-	$-	$0.01

Weighted average shares used in computing
basic and diluted earnings per share	62,773,051	62,773,051	62,773,051	62,773,051

(The Accompanying Notes are an Integral Part of These Financial Statements)

AUCXIS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(unaudited)
NINE MONTHS ENDED SEPTEMBER 30	2004	2003

OPERATING ACTIVITIES
Net income (loss) for the period	$(123,757)	$355,509
Adjustments to reconcile net income (loss) to cash
Depreciation and amortization	4,723	67,024
Gain on cancellation of mandatory redeemable shares	-	(542,295)
Share of income of equity investment	-	(32,170)
Gain on disposal of assets	-	(20,746)
Net change in operating assets and liabilities
Accounts receivable	8,848	(4,124)
Prepaid expenses	-	15,315
Accounts payable and accrued liabilities	51,959	156,463
CASH USED IN OPERATING ACTIVITIES	(58,227)	(5,024)

INVESTING ACTIVITIES
Change in subsidiary net assets	-	(861,574)
CASH USED IN INVESTING ACTIVITIES	-	(861,574)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	39,371	267,389
DECREASE IN CASH AND CASH EQUIVALENTS	(18,856)	(599,209)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	19,724	617,811
CASH AND CASH EQUIVALENTS END OF PERIOD	$868	$18,602
Supplemental cash flow information:
Interest paid	$18,972	$15,120
Income taxes paid	$-	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
SIX MONTHS ENDED SEPTEMBER 30, 2004

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The Company was incorporated in Nevada, USA on January 8, 1998 under the name Kazari International, Inc. and changed its name to e-Auction Global Trading Inc. on June 10, 1999. The Company changed its name to Aucxis Corp. on June 12, 2001. The Company's business is the development of e-business services for the perishable commodity marketplace primarily in Europe, the installation and maintenance of auction clock and cooling systems for traditional auction halls, and the development of software for auctions. The Company has suspended development of e-business services for the perishable commodity marketplace pending further review of the business opportunities in this area. Refer to Note 2.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at September 30, 2004, the Company has a working capital deficiency of $1,717,569 (December 31, 2003 - $1,659,529), and has accumulated losses of $25,284,116 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Management is considering various revenue and cost management alternatives and is examining a variety of options to reorganize the Company. It is not possible at this time to predict with any assurance the success of these initiatives.

2.	BASIS OF PRESENTATION

The Company's and its wholly-owned subsidiaries are as follows

100%	Aucxis Corp. NV (Belgium)	100%	I-Three Inc. (Canada)
100%	e-Auction Global Trading Inc. (Barbados)	100%	Aucxis Corp. (Canada)

Aucxis Corp. NV (Belgium) has investments in the following companies, which are accounted for by the equity method:

92.5%	Aucxis Trading Solutions NV
30.0%	Aucxis Trading Services Netherlands B.V.
40.0%	SDL Invest NV (Belgium)

All intercompany transactions and balances have been eliminated.

Aucxis Corp. NV owns a 92.5% interest in Aucxis Trading Solutions NV ("ATS"), a Belgium company. ATS is engaged in the installation and maintenance of auction clock and cooling systems for traditional auction halls and the development of software for auctions, including Internet-based auction systems. On April 11, 2003, Aucxis Corp. NV voluntarily filed for bankruptcy. As the Company has relinquished control of Aucxis Corp. NV to a trustee in bankruptcy, its operating results have not been included in the consolidated results of operations since the bankruptcy filing (see Note 4). With the exception of ATS, none of the Company's subsidiaries or other investments have significant assets, liabilities, cash flows or operations.

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
SIX MONTHS ENDED SEPTEMBER 30, 2004

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

The Company's wholly owned subsidiary, Aucxis Corp. NV (Belgium) has not been consolidated with the Company as described in Note 2. The Belgium subsidiary derives revenue from the development and installation of clock systems, cooling installations and maintenance services related to these systems. Clock and cooling installations take three to four months to complete and are accounted for using the percentage of completion method in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1 "Accounting for Performance of Construction Type and Certain Production Type Contracts". Revenue from contracts with customers that include customer acceptance provisions that are not confirmed until delivery and installation of the systems is recognized when the installation is complete and customer acceptance has occurred under the completed contract method of accounting.

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

The Company's functional currency is the Canadian dollar. SFAS No. 52 "Foreign Currency Translation" requires the use of the current rate method to translate the Company's financial statements into US dollars. Under the current rate method, all assets and liabilities are translated at the current rate, while stockholders' equity accounts are translated at the appropriate historical rate. The revenues and expenses that occur evenly over the period are translated at the weighted-average rate for the period. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income.

	(g)	Financial instruments

The Company's financial instruments consist of cash and cash equivalents, investment, accounts receivable, accounts payable and accrued liabilities, due to related parties, and current portion of long-term debt. The fair values of these financial instruments approximate their carrying values due to their short-term nature and normal trade terms.

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

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
SIX MONTHS ENDED SEPTEMBER 30, 2004

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Reclassifications

Certain of the comparative figures have been reclassified to conform to the current year's presentation.

(j)

Stock based compensation

The Company accounts for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, no compensation expense is recognized in the Company's consolidated statements of operations because the exercise price of the Company's employee stock options equals the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), established a fair value based method of accounting for stock-based awards. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS 148), amended the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The pro forma information resulting from the use of the fair value based method under SFAS 123 is as follows:

The following table illustrates the effect on net income and net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income (loss) - as reported	$(38,332)	(49,065)	(123,757)	355,509
Add: Stock-based compensation expense
included in net loss - as reported	–	–	–	–
Deduct: Stock-based compensation
expense determined under fair value
method	–	–	–	(80,730)

Net income (loss) - pro forma	$(38,332)	(49,065)	(123,757)	274,779

Net income (loss) per share (basic and diluted) - as
reported	–	–	–	0.01
Net income (loss) per share (basic and diluted) -
pro forma	–	–	–	–

During the prior year period, the fair value of the stock options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5.77%, expected volatility of 30%, an expected option life of three years and no expected dividends

(k)	Interim financial statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the period shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
SIX MONTHS ENDED SEPTEMBER 30, 2004

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position

4.	SUMMARIZED FINANCIAL INFORMATION OF DECONSOLIDATED SUBSIDIARY

The Company has a 100% interest in Aucxis Corp. NV, a Belgium company ("wholly-owned subsidiary), which in turn has a 92.5% interest in Aucxis Trading Solutions NV ("ATS"). The Company also has advances receivable from Aucxis NV of $10,324,000. On April 11, 2003, Aucxis Corp. NV, voluntarily filed for bankruptcy. A trustee in bankruptcy has been entrusted with Aucxis Corp. NV's management and the realization of its assets for the benefit of its creditors and its shareholders. Court proceedings for the final verification of claims and counterclaims took place on June 5, 2003.

The proceeds from liquidating Aucxis NV's 92.5% interest in ATS, are expected to be used to settle the various claims once the allocation of damages, if any, has been agreed to by all interested parties. Although the Company believes that it will recover a portion of its advances, the final allocation of the proceeds may be subject to further litigation and/or additional claims. The Company's management is unable to estimate, within the constraints of timeliness or cost, the amount that the Company will ultimately recover. Accordingly, the Company ceased consolidating the operations of Aucxis Corp. NV effective April 11, 2003 and the Company has provided for the impairment of this investment by writing it down to $1,000 and carrying it under the equity method as of December 31, 2003. The Company will recognize any recovery of this investment when the claims and counter claims are settled by the receiver and/or the Belgian courts and in such amounts as are recovered under the settlement. (See also Note 11).

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

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
SIX MONTHS ENDED SEPTEMBER 30, 2004

5.	RELATED PARTY TRANSACTIONS

	(a)	The Company incurred the following amounts of consulting fees to a company controlled by a Director during the nine-month period ended September 30, 2004 and 2003, respectively:

September 30,	September 30,
2004	2003

$71,780	$69,970

(b) Due to directors and officers:

Included in accounts payable is $503 (2003 - $17,467) due to a firm in which a director is a partner.

Included in accounts payable is $182,878 (2003-$93,870) due to a company controlled by an officer.

6.	DUE TO FORMER KWATROBOX SHAREHOLDERS

The amount due to former Kwatrobox shareholders relates to the acquisition of Kwatrobox from its former shareholders ("vendors") and the balance is non-interest bearing. The company has been in discussions with legal counsel of the Kwatrobox shareholders and is reviewing certain representations made by the vendors immediately prior to the acquisition of Kwatrobox.

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

On January 10, 2000, the Company completed and closed the purchase of 100% of the issued and outstanding shares of ATS. The Company acquired the shares of ATS in exchange for 3,636,364 shares of common stock and cash of $4,000,000. The shares of common stock were valued at $3,636,364, based on their estimated fair value at January 10, 2000. Fair value was determined based on the cash price paid for stock in a contemporaneous private placement, the put feature related to the shares issued to acquire ATS and the market price of the Company's stock around the acquisition date. The Company accreted $938,000 and $243,817 to the mandatory redeemable shares of common stock during the years ended December 31, 2000 and 2001, respectively. The accretions were recorded under a straight-line assumption based on a two-year amortization. The terms of the purchase agreement also provided the vendors with a put feature, which allowed the vendors to sell the shares back to the Company at $1.65 per share at the time of release if they were not freely tradable. Since the 3,636,364 shares issued to the vendors were subject to a put feature, which is beyond the Company's direct control, they were classified as mandatory redeemable shares of common stock.

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

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
SIX MONTHS ENDED SEPTEMBER 30, 2004

8.	MANDATORY REDEEMABLE SHARES OF COMMON STOCK (continued)

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

9.	INCOME AND LOSS PER SHARE

The following table represents the calculation of basic and diluted net income (loss) per common share:

	For Three Months Ended		For Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003

Net Income (loss)	$(38,332)	$(49,065)	$(123,757)	$355,509
Weighted -average shares used in computing
basic net income (loss) per share	62,773,051	62,773,051	62,773,051	62,773,051
Dilutive effect of common share equivalents	–	–	–	–
Weighted-average shares used in computing
diluted net income (loss) per share	62,773,051	62,773,051	62,773,051	62,773,051
Basic net income (loss) per share	–	–	–	0.01
Diluted net income (loss) per share	–	–	–	0.01

For the nine months ended September 30, 2004, potential common shares in the form of stock options to purchase 618,000 shares of common stock were anti-dilutive and therefore not included in the computation of diluted earnings per share.

10.	COMMITMENTS AND CONTINGENCIES

The Company' wholly owned subsidiary, Aucxis Corp. NV, filed for voluntary bankruptcy on April 11, 2003 (see Note 5). A trustee in bankruptcy has been entrusted with Aucxis Corp. NV's management and the realization of its assets for the benefit of its creditors. Court proceedings for the final verification of claims took place on June 5, 2003. It is at least reasonably possible that a material change in the net realizable value of the investment in the wholly owned subsidiary will occur in the near term, however the amount of the change cannot be reasonably estimated at this time. The amount of this change, may materially affect the value of the investment. The effect of any increase or decrease in net realizable value and the amount actually realized will be recognized when it occurs.

Litigation

a)
On April 16, 2002, the former owners ("Schelfhout"), of the Company's subsidiary ATS filed a request for arbitration against Aucxis NV (Belgium) and the Company alleging that the Company and Aucxis NV (Belgium) deliberately committed a number of misrepresentations both prior to and subsequent to the closing of the ATS share purchase agreement. They have alleged damages of up to $1,190,309 for which they seek to be compensated by Aucxis NV (Belgium) and the Company.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)
SIX MONTHS ENDED SEPTEMBER 30, 2004

10.	COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

	a)	continued

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

All written pleadings on both matters have been submitted and the Belgium arbitration tribunal has heard arguments on November 28, 2003. An arbitral award would normally have been expected by April 15, 2004, however, a dispute initiated by Schelfhout, with respect to the responsibility for additional arbitration fees due as a result of increasing Schelfhout's claim from $1,500,000 to $3,250,000 had delayed the award.

b)
On March 17, 2003, the former owners of the Company's subsidiary, ATS, obtained a restraining order against the Company, effectively securing the remaining 92.5% of the ATS shares to satisfy any ultimate judgement which might be awarded to the former owners of ATS as a result of their claims in respect of the arbitration. These attachments lapsed automatically as a consequence of the Aucxis NV bankruptcy filed on April 11, 2003.

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

e)
On May 28, 2004, the company reached a settlement with the former owners of the Company's subsidiary, ATS, with regard to all disputes and claims alleged against the company by the former owners of ATS. The former owners of ATS agreed to withdraw the claims against the Company in exchange for a portion of the proceeds to be received by Aucxis upon the eventual sale of ATS and a withdrawal of any claims against the former owners. The Commercial Court of Dendermonde granted its approval of the settlement on June 23, 2004. The amount of net proceeds, if any, to be received by the Company from the sale of ATS is not determinable at this time. The sale of ATS were subject to a bidding process and subsequent court approval. The sealed bids were reviewed by the Trustee on September 15, 2004 and the highest bidder was chosen, subject to court approval. (Refer to Note 11.)

11.	SUBSEQUENT EVENT

On October 25, 2004, Aucxis received confirmation from its Belgium counsel that the sale of ATS had been finalized. Through the auction process, the trustee finalized the sale of ATS for proceeds of just over $2 million U.S. Of the gross proceeds received, the net amount available to Aucxis Corp. is not determinable due to various secured creditor claims and foreign exchange variances. The main secured creditor claims include repayment of bridge loans with accrued interest, the Schelfhout litigation settlement payment and Belgium legal fees. There also was a provision made to be applied toward any final charges from CEPINA, the Belgium arbitration tribunal utilized during the Schelfhout litigation process.

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

Aucxis currently has a wholly owned subsidiary, e-Auction (Barbados), which in turn has one wholly owned subsidiary, Aucxis Corp. (Canada). The Company also owns Aucxis Corp. (Belgium) ("Aucxis NV"), directly, which in turn has a 92.5% ownership in Aucxis Trading Solutions, N.V. ("ATS") (formerly Schelfhout Computer Systemen N.V.), a Belgium company. Aucxis Trading Solutions N.V. in turn has a 33.3. % interest in Auction Trading Services Nederland BV ("ATS Holland") formed in partnership with two of the largest flower auctions.

On April 11, 2003 Aucxis NV, voluntarily filed for bankruptcy. A trustee in bankruptcy has been entrusted with Aucxis NV's management and the realization of its assets for the benefit of its creditors. Court proceedings for the final verification of claims took place on June 5, 2003. Management of the Company has been working with the trustee to maximize the proceeds received for ATS and to ensure minimum disruption to employees and normal business operations. Accordingly, the Company ceased consolidating the operations of Aucxis NV effective April 11, 2003.

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

On May 28, 2004, the company reached a settlement with the former owners of the Company's subsidiary, ATS, with regard to all disputes and claims alleged against the company by the former owners of ATS. The former owners of ATS agreed to withdraw all claims against the Company in exchange for a portion of the proceeds to be received by Aucxis upon the eventual sale of ATS and a withdrawal by Aucxis of any claims against the former owners. The Commercial Court of Dendermonde granted its approval of the settlement on June 23, 2004.

On October 29, 2004, the Company announced that it had received confirmation from its Belgium counsel that the bankruptcy trustee had finalized the sale of ATS. The net proceeds from the sale are estimated at up to $200,000 US. The sale of ATS was conducted via a bidding process and, according to the bankruptcy trustee, has received subsequent court approval. (See "Other Information" for more details of the transaction).

Certain claims against the company remain outstanding along with significant amounts payable to various vendors. Management will be working to resolve those claims in the coming months.

Summary of Quarterly Results

Effective April 11, 2003, the Company had voluntarily relinquished control of Aucxis NV to a trustee in bankruptcy and, accordingly, has deconsolidated the subsidiary and ceased consolidating the operations of ATS, the 92.5% owned subsidiary of Aucxis NV. As a result, revenue and cost of sales for the three months ended September 30, 2004 and the same three-month period in 2003 were nil.

Selling, general and administrative expense for the quarter ended September 30, 2004 was $36,931 as compared to $47,651 for the corresponding three-month period in 2003. The expenses were higher in the prior year due to higher accounting and legal fees and higher interest expenses. Depreciation and amortization expense for the quarter was $1,401 compared to $2,328 in the prior year period. Net total operating expenses for the three months ended September 30, 2004 were $38,332 compared to $49,979 in the corresponding three-month period in the prior year.

A loss of $38,332 was recorded for the three months ended September 30, 2004 compared to a loss of $49,065 for the corresponding prior year period, due to the decrease in selling, general and administrative expenses in the most recent quarter.

Liquidity and Capital Resources

As at September 30, 2004, the Company had a cash balance of $868 compared to $19,724 at December 31, 2003. This is a result of payments made earlier in the year for auditor's fees and travel expenses. Future cash flows for the Company will be derived from recovery of outstanding receivables, the sale of redundant assets, the success of future external financing initiatives and proceeds from the sale of ATS.

Management continues to keep costs at a consistent level as it works its way through the process of collecting and distributing the proceeds of the ATS sale and maintaining the public listing. Management is currently in negotiations with different groups who may be interested in assisting the Company with raising money and with projects ranging from the wireless industry to the resource sector. Management will likely not be able to secure financing and/or viable projects until all outstanding payables and claims have been resolved.

Management will be seeking the cooperation of all existing unsecured creditors by proposing a settlement of all outstanding payables.

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 3 in the Notes to the Consolidated Financial Statements as at September 30, 2004. Note that our preparation of this Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

Item 3.	Controls and Procedures

The Company's principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Subsequent to the quarter end, the Company announced on October 29, 2004 that it had received confirmation from its Belgium counsel that the bankruptcy trustee of Aucxis NV had confirmed the sale of ATS. Through the auction process, the sale of ATS should generate over $2 million US, according to the trustee. Of the gross proceeds received, the net amount is not yet known due to various secured creditor claims and foreign exchange variances, but is estimated to be up to $200,000 US. The main secured creditor claims include repayment of bridge loans with accrued interest, the Schelfhout litigation settlement payment, and Belgium legal fees. There also was a provision made to apply proceeds toward any final charges from CEPINA, the Belgium arbitration tribunal utilized during the Schelfhout litigation process.

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

Aucxis Corp. (Registrant)

Date: November 22, 2004	By:	/s/ Dennis E. Petke

Dennis E. Petke,
Chief Financial Officer (duly authorized officer)