Form 10KSB
period 2004-12-31
AUCXIS CORP
filed 2005-05-16
CIK 1102233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number __________

AUCXIS CORP.
(Name of small business issuer in its charter)

Nevada	n/a
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 500-666 Burrard Street
Vancouver, British Columbia CANADA	V6C 3P6
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended December 31, 2004 were $Nil. The aggregate market value as at May 13, 2005 of the common stock of the issuer, its only class of voting stock, held by non-affiliates was approximately U.S.$211,002 calculated on the basis of the price of the last trade of the issuer's common stock, as reported on May 11, 2005. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

The number of shares outstanding of the issuer's common stock as at May 13, 2005 was 66,409,415, including 3,636,364 mandatory redeemable shares.

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

Aucxis had a wholly owned subsidiary, e-Auction (Barbados), which in turn had one wholly owned subsidiary, Aucxis Corp. (Canada). Both of these companies are inactive and have not conducted any active business from inception to date that the current management is aware of.

The Company also owns Aucxis Corp. (Belgium) (“Aucxis NV”), directly. On April 11, 2003 Aucxis NV, voluntarily filed for bankruptcy. A trustee in bankruptcy had been entrusted with Aucxis NV’s management and the realization of its assets for the benefit of its creditors. Accordingly, the Company ceased consolidating the operations of Aucxis NV effective April 11, 2003.

On May 28, 2004, the company reached a settlement with the former owners of the Company’s subsidiary, ATS, with regard to all disputes and claims alleged against the company by the former owners of ATS. The former owners of ATS agreed to withdraw all claims against the Company in exchange for a portion of the proceeds received by Aucxis upon the eventual sale of ATS and a withdrawal by Aucxis of any claims against the former owners. The Commercial Court of Dendermonde granted its approval of the settlement on June 23, 2004.

On October 29, 2004, the Company announced that it had received confirmation from its Belgium counsel that the bankruptcy trustee had finalized the sale of its 92.5% ownership in Aucxis Trading Solutions, N.V. (“ATS”) (formerly Schelfhout Computer Systemen N.V.), a Belgium company.

Aucxis Corp. currently has no business operations aside from maintaining its listing while actively seeking new business opportunities.

Business overview

Aucxis owns existing technology with limited use and as such is currently reviewing and evaluating potential business opportunities in the energy and mining sectors while it restructures the Company.

Government Regulation; Government Approval

The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally.

Research and Development Costs

There were no research and development expenditures in the most recent year or in 2003 and 2002. In years prior to that, the Company had incurred significant research and development costs in the former subsidiary of Kwatrobox relating primarily to the development of PBS Verdeel Pro, a proprietary software application. The reason for the decline in spending in this area was because of the suspension of software development activity. All research and development costs had been expensed by the Company as incurred.

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

Intellectual Property

The Company’s has no intellectual property at this time, and its registered patents and trademarks have all expired.

Employees and contractors

As of December 31st, 2004, the Company had one (1) contracted officer. None of our employees is represented by a labor union or are covered by a collective bargaining agreement.

Item 2.     Description of Properties.

The Company has offices located at Suite 500, 666 Burrard Street, Vancouver, BC, Canada V6C 3P6. Our office lease obligation in Vancouver is renewed on an annual basis at the end of May.

We have not entered into any agreements to acquire any properties.

Item 3.     Legal Proceedings.

On April 16, 2002, the former owners (“Schelfhout”) of the Company’s subsidiary ATS filed a request for arbitration against Aucxis NV (Belgium) and the Company alleging that the Company and Aucxis NV (Belgium) deliberately committed a number of misrepresentations both prior to and subsequent to the closing of the ATS share purchase agreement. They have alleged damages of up to $1,190,309 for which they sought to be compensated by Aucxis NV (Belgium) and the Company. Management believed that the claim brought against Aucxis NV (Belgium) and itself was without merit and had been vigorously defending both itself and Aucxis NV (Belgium).

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

On March 17, 2003, the former owners of the Company’s subsidiary, ATS, obtained a restraining order against the Company, effectively securing the remaining 92.5% of the ATS shares to satisfy any ultimate judgement which might have been awarded to the former owners of ATS as a result of their claims in respect of the arbitration. These attachments lapsed automatically as a consequence of the Aucxis NV bankruptcy filed on April 11, 2003.

On April 11, 2003, Aucxis NV voluntarily filed for bankruptcy and a trustee in bankruptcy was entrusted with Aucxis NV’s management and the realization of its assets for the benefit of its creditors. Through a series of negotiations with the former owners of ATS (Schelfhout), a settlement was reached whereby all claims were settled and the sale of ATS by way of auction was approved.

On May 28, 2004, the company reached a settlement with the former owners of the Company’s subsidiary, ATS, with regard to all disputes and claims alleged against the company by the former owners of ATS. The former owners of ATS agreed to withdraw all claims against the Company in exchange for a portion of the proceeds received by Aucxis upon the eventual sale of ATS and a withdrawal by Aucxis of any claims against the former owners. The Commercial Court of Dendermonde granted its approval of the settlement on June 23, 2004.

On October 25, 2004, Aucxis received confirmation from its Belgium counsel that the sale had been finalized.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to the vote of the holders of the Company's securities during the year ended December 31, 2004.

Part II

Item 5.     Market for the Common Equity and Related Stockholder Matters.

Market Price of the Company's Common Stock

Our common stock is currently quoted on the Pink sheets Bulletin Board under the symbol "AUCX".

For the year ended December 31, 2003

Year Ending December 31, 2003
	Price High	Price Low
First Quarter	0.003	0.003
Second Quarter	0.003	0.003
Third Quarter	0.003	0.003
Fourth Quarter	0.003	0.003

For the year ended December 31, 2004

The following table sets forth the closing prices for the common stock during the periods indicated.

Year Ending December 31, 2004
	Price High	Price Low
First Quarter	0.008	0.003
Second Quarter	0.003	0.003
Third Quarter	0.005	0.003
Fourth Quarter	0.003	0.003

Year Ending December 31, 2005
	Price High	Price Low
First Quarter	0.006	0.003

As of May 13, 2005 we had 66,409,415 shares of common stock outstanding (including mandatory redeemable shares of 3,636,364) held by approximately 258 record holders. The Company estimates that approximately 750 beneficial holders hold its common stock.

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

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical accounting policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements in Item 7 of the Annual Report on Form 10-KSB as at December 31, 2004. Note that our preparation of this Annual Report on Form 10-KSB and the Quarterly Report on Form 10-QSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 151 and 152 but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

The year ended December 31, 2004

Management continues to manage costs while simultaneously exploring new business opportunities for the Company. In October 2004, the company announced that the bankruptcy trustee of Aucxis NV, had confirmed the sale of ATS. Through the auction process, the trustee finalized the sale of ATS for proceeds of just over $2 million U.S. Of the gross proceeds received and after settling the obligations of Aucxis NV, the net amount available to Aucxis Corp. was USD $1,881,814. The main secured creditor claims included repayment of bridge loans with accrued interest, the Schelfhout litigation settlement payment and Belgium legal fees. There also was a provision made to be applied toward any final charges from CEPINA, the Belgium arbitration tribunal utilized during the Schelfhout litigation process.

Management of Aucxis Corp. has been successful in paying the outstanding loans and fees and in settling with Schelfhout. Terms of the settlement with Schelfhout included a one time cash payment of $536,090 to Schelfhout and an agreement to forward the entire CEPINA deposit of $77,478 (EUR 60,000), 50% of which is for the benefit of Schelfhout. In return, Schelfhout agreed to drop all claims against the Company and to return 3,636,364 shares of the Company’s common stock held in certificates in his name and his wife’s name.

Subsequent to the year end, Management received the certificates in its possession and is in the process of having them cancelled and returned to the Company’s treasury. After settling the claims against Aucxis NV along with other pledged creditors such as Stibbe and including legal expenses and bridge loans, the balance for Aucxis Corp. was $345,731.36. The balance of the funds will be directed towards future investments for the Company and towards settling the claims by unsecured creditors of the Company.

Results of Operations

Comparison of Year ended December 31, 2004 to Year ended December 31, 2003

Revenues.

Effective April 11, 2003, the Company had voluntarily relinquished control of Aucxis NV to a trustee in bankruptcy and, accordingly, had deconsolidated the subsidiary and ceased consolidating the operations of ATS. As a result, revenue for the year has been reported on a non-consolidated basis as nil for the past two years.

Operating Expenses.

Selling, general and administrative expense for the year ended December 31, 2004 was $243,620 compared to $216,914 for the year ended December 31, 2003. Depreciation and amortization expense for the year was $5,601 compared to $6,894 last year. Total operating costs for the year ended December 31,

2004 were $264,256 compared to $214,285 for the year ended December 31, 2003. There were no research and development costs incurred in the current year.

Net Loss/Earnings.

The company had a loss of $289,125 for the year ended December 31, 2004 compared to $704,593 for the year ended December 31, 2003, mainly due to the $1,007,000 that was allocated to the write down of the ATS investment offset by the gain on the cancellation of mandatory redeemable shares during the year ended December 2003.

Plan of Operation.

Our plan of operation for the coming year for Aucxis Corp involves the following

1	Financing and settlements of outstanding liabilities

Management is currently in negotiations with different groups who may be interested in assisting the Company with raising money and with projects ranging from the wireless industry to the resource sector. Management will likely not be able to secure financing and/or a viable project until all outstanding payables and claims are resolved. Management will be seeking the cooperation of all existing unsecured creditors by proposing a settlement of all outstanding payables.

2	CMU evaluation

In the prior year management had engaged an Ontario technology company to review the Collateral Management Utility (CMU) to determine if it justifies additional research and development. Initial discussions indicated that the technology was of limited use and may not be worth pursuing. Management has suspended further work while it reviews other business opportunities in the energy and mining sectors.

3	Other strategic options and opportunities

Management will continue to pursue other business opportunities for the Company in the energy and mining sectors.

Liquidity and Capital Resources

Management continues to examine a variety of options to raise additional financing. Aucxis continues to keep operating costs to a minimum. In an effort to raise funds from existing or new shareholders management intends to negotiate settlements with creditors regarding outstanding payables. It is not possible at this time to predict with any assurance the success of any of these initiatives; however management is working diligently towards the goal of self-sustainability.

Working capital for the year ended December 31, 2004 resulted in a deficit of $1,939,966 compared to a deficit of $1,579,089 for the year ended December 31, 2003.

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

The Company has incurred losses from operations in its last six fiscal years and as at December 31, 2004, had an accumulated deficit in shareholders' equity of $25.44 million.

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

Item 7.     Financial Statements.

(i)	Report of Independent Accountants

(ii)	Consolidated Balance Sheet as of December 31, 2004.

(iii)	Consolidated Statement of Operations Deficit and Accumulated Comprehensive Income for the years ended December 31, 2004 and December 31, 2003.

(iv)	Consolidated Statement of Cash Flows for the years ended December 31, 2004 and December 31, 2003.

(v)	Consolidated Statement of Stockholders' Equity for the years ended December 31, 2004 and December 31, 2003.

(vi)	Notes to Consolidated Financial Statements.

AUCXIS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(Expressed in U.S. dollars)

F-i

Aucxis Corp.

F-ii

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Aucxis Corp.

We have audited the accompanying consolidated balance sheets of Aucxis Corp. as of December 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aucxis Corp. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency of $1,934,304 and has accumulated losses since inception of $25,449,484. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. These financial statements do not include any adjustments which might result from the outcome of this uncertainty.

Chartered Accountants

Vancouver, Canada

April 15, 2005

AUCXIS CORP.
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. dollars)

DECEMBER 31	2004	2003
		(Restated -
		See Note 13)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$402	$19,724
Accounts receivable, net of allowance for doubtful
accounts of $Nil and $12,840, respectively	1,304	16,646
Total Current Assets	1,706	36,370
Property and equipment (Note 4)	-	18,900
Investments (Note 5)	-	1,000
Total Assets	$1,706	$56,270

LIABILITIES

CURRENT LIABILITIES
Accounts payable (Note 5)	$780,849	$525,650
Accrued liabilities	64,886	62,235
Due to former Kwatrobox shareholders (Note 6)	624,412	574,834
Convertible debt (Note 7)	471,525	452,740
Total Current Liabilities	1,941,672	1,615,459
Mandatory redeemable shares of common stock (Note 8)	4,215,914	4,215,914
Total Liabilities	6,157,586	5,831,373

Commitments and Contingencies (Note 11)
Subsequent Event (Note 12)

STOCKHOLDERS’ DEFICIT

Common stock
Authorized: 250,000,000 shares, $0.001 par value
Issued and outstanding: 62,773,051 shares	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive income	494,631	586,283
Accumulated deficit	(25,449,484)	(25,160,359)
Total Stockholders’ Deficit	(6,155,880)	(5,775,103)
Total Liabilities and Stockholders’ Deficit	$1,706	$56,270

(The Accompanying Notes are an Integral Part of These Consolidated Financial Statements)

AUCXIS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(expressed in U.S. dollars)

YEAR ENDED DECEMBER 31	2004	2003
		(Restated -
		See Note 13)

REVENUE	$–	$–

EXPENSES

Selling, general and administrative	243,620	216,914
Depreciation	5,601	6,894
Gain on disposal of property and equipment	–	(9,523)
Impairment loss on property and equipment	15,035	–

Total operating expenses	264,256	214,285

Operating loss	(264,256)	(214,285)

Other income (expense):
Share of income of equity investment	–	10,296
Miscellaneous revenue	–	11,540
Impairment loss on investments	(1,000)	(1,007,000)
Gain on cancellation of mandatory redeemable shares	–	542,295
Interest expense	(23,869)	(47,439)

Net loss for the year	(289,125)	(704,593)

Other comprehensive income (loss)
Foreign currency translation adjustments	(91,652)	342,573

Comprehensive loss	$(380,777)	$(362,020)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average shares outstanding	62,773,051	62,773,051

(The Accompanying Notes are an Integral Part of These Consolidated Financial Statements)

AUCXIS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)

YEAR ENDED DECEMBER 31	2004	2003

OPERATING ACTIVITIES
Net loss for the year	$(289,125)	$(704,593)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,601	6,894
Share of income of equity investment	–	(10,296)
Gain on cancellation of mandatory redeemable shares	–	(542,295)
Impairment loss on investment	1,000	1,007,000
Gain on disposal of property and equipment	–	(9,523)
Impairment loss on property and equipment	15,035	–
Changes in operating assets and liabilities
Accounts receivable	15,342	19,790
Prepaid expenses	–	15,973
Accounts payable and accrued liabilities	256,114	197,246

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,967	(19,804)

INVESTING ACTIVITIES
Change in subsidiary net assets	–	(557,249)

CASH USED IN INVESTING ACTIVITIES	–	(557,249)

FINANCING ACTIVITIES	–	–

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	(23,289)	(21,034)

DECREASE IN CASH AND CASH EQUIVALENTS	(19,322)	(598,087)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	19,724	617,811

CASH AND CASH EQUIVALENTS, END OF YEAR	$402	$19,724

Non-cash investing and financing activities	$–	$–

Supplemental disclosures
Interest paid	$–	$–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Consolidated Financial Statements)

AUCXIS CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(expressed in U.S. dollars)

YEARS ENDED DECEMBER 31, 2004 and 2003

				(Restated – See
				Note 13)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	#	$	$	$	$	$

Balance - December 31, 2002	62,773,051	62,773	18,736,200	243,710	(24,455,766)	(5,413,083)

Foreign currency translation	–	–	–	342,573	–	262,133

Net loss for the year	–	–	–	–	(704,593)	(704,593)

Balance - December 31, 2003	62,773,051	62,773	18,736,200	586,283	(25,160,359)	(5,775,103)

Foreign currency translation	–	–	–	(91,652)	–	(91,652)

Net loss for the year	–	–	–	–	(289,125)	(289,125)

Balance - December 31, 2004	62,773,051	62,773	18,736,200	494,631	(25,449,484)	(6,155,880)

(The Accompanying Notes are an Integral Part of These Consolidated Financial Statements)

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

YEAR ENDED DECEMBER 31, 2004 AND 2003

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

The Company was incorporated in Nevada, USA on January 8, 1998 under the name Kazari International, Inc. and changed its name to e-Auction Global Trading Inc. on June 10, 1999. The Company changed its name to Aucxis Corp. on June 12, 2001 when its business was the development of e-business services for the perishable commodity marketplace primarily in Europe, the installation and maintenance of auction clock and cooling systems for traditional auction halls, and the development of software for auctions. The Company has suspended development of e-business services for the perishable commodity marketplace pending further review of the business opportunities. Refer to Note 2.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at December 31, 2004, the Company has a working capital deficiency of $1,939,966 (December 31, 2003 - $1,579,089), and has accumulated losses of $25,449,484 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management is considering various revenue and cost management alternatives and is examining a variety of options to re- organize the Company. It is not possible at this time to predict with any assurance the success of these initiatives.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a)	Basis of presentation

The Company owns a 100% interest in the following companies: Aucxis Corp. NV (a Belgium company); Aucxis Corp. (a Canadian company); I-Three Inc. (a Canadian company); All intercompany transactions and balances have been eliminated.

On April 11, 2003, Aucxis Corp. NV voluntarily filed for bankruptcy. As the Company has relinquished control of Aucxis Corp. NV to a trustee in bankruptcy, its operating results have not been included in the consolidated results of operations since the bankruptcy filing (see Note 3). With the exception of ATS, none of the Company’s subsidiaries or other investments has significant assets, liabilities, cash flows or operations.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries except Aucxis Corp. NV.

	b)	Use of estimates

The preparation of financial statements in conformity with principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Financial results as determined by actual events could differ from those estimates.

	c)	Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term, interest bearing securities, having original terms to maturity of three months or less.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

YEAR ENDED DECEMBER 31, 2004 AND 2003

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	d)	Property and equipment

Property and equipment consists of computer hardware and furniture and equipment, is recorded at cost and was being amortized on a straight-line basis. Computer hardware and furniture and equipment are being amortized over their estimated lives of five years and ten years, respectively.

	e)	Long-lived assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	f)	Foreign currency translation

The Company’s functional currency is the Canadian dollar. SFAS No. 52 “Foreign Currency Translation” requires the use of the current rate method to translate the Company’s financial statements into U.S. dollars. Under the current rate method, all assets and liabilities are translated at the current rate, while stockholders’ equity accounts are translated at the appropriate historical rate. The revenues and expenses that occur evenly over the period are translated at the weighted-average rate for the period. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income.

	g)	Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, due to related parties, and convertible debt. The fair values of these financial instruments approximate their carrying values due to their short-term nature and normal trade terms.

	h)	Income taxes

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

	i)	Revenue recognition

The Company’s wholly owned subsidiary, Aucxis Corp. NV (Belgium) has not been consolidated with the Company as described in Note 2(a). The Belgium subsidiary derives revenue from the development and installation of clock systems, cooling installations and maintenance services related to these systems. Clock and cooling installations take three to four months to complete and are accounted for using the percentage of completion method in accordance with the American Institute of Certified Public Accountants Statement of Position No. 81-1 “Accounting for Performance of Construction Type and Certain Production Type Contracts”. Revenue from contracts with customers that include customer acceptance provisions that are not confirmed until delivery and installation of the systems was recognized when the installation was completed and customer acceptance had occurred under the completed contract method of accounting.

Revenue from the sale of customized hardware and software applications was recognized when a formal arrangement exists, the price is fixed or determinable, the delivery is completed and collectibility is reasonably assured.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

YEAR ENDED DECEMBER 31, 2004 AND 2003

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	i)	Revenue recognition (continued)

Maintenance contracts to service installed clock and cooling systems were sold separately from these systems. Revenue from maintenance contracts was recognized rateably over the contract period during which services are performed, as vendor specific objective evidence of fair value for maintenance service is obtained.

	j)	Stock-based compensation

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

The following table illustrates the effect on net loss and net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	2004	2003
	$	$

Net loss – as reported	(289,125)	(704,593)
Add:
Stock-based compensation expense included in net loss – as reported	–	–
Deduct:
Stock-based compensation expense determined under fair value method	–	(107,635)

Net loss — pro forma	(289,125)	(812,233)

Basic and diluted loss per share – as reported	(0.01)	(0.01)
Basic and diluted loss per share – pro forma	(0.01)	(0.01)

During the prior year, the fair value of the stock options granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5.77%, expected volatility of 30%, an expected option life of three years and no expected dividends.

k)	Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

YEAR ENDED DECEMBER 31, 2004 AND 2003

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	l)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

	m)	Reclassifications

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

3.	SUMMARIZED FINANCIAL INFORMATION OF DECONSOLIDATED SUBSIDIARY

The Company has a 100% interest in Aucxis Corp. NV, a Belgium company (“wholly-owned subsidiary), which in turn had a 92.5% interest in Aucxis Trading Solutions NV (“ATS”). The Company also has advances receivable from Aucxis NV of $10,324,000. On April 11, 2003, Aucxis Corp. NV, voluntarily filed for bankruptcy. A trustee in bankruptcy had been entrusted with Aucxis Corp. NV’s management and the realization of its assets for the benefit of its creditors and its shareholders. Court proceedings for the final verification of claims and counterclaims took place on June 5, 2003.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

YEAR ENDED DECEMBER 31, 2004 AND 2003

3.

SUMMARIZED FINANCIAL INFORMATION OF DECONSOLIDATED SUBSIDIARY (continued)

The proceeds that Aucxis Corp. NV received from liquidating its 92.5% interest in ATS was used to pay trustee fees and miscellaneous liabilities remaining on its balance sheet. The remaining proceeds were disbursed to Aucxis Corp in settlement of its claim for advances made to Aucxis Corp. NV. The recovered advances were used to pay the settlement amount agreed upon with Schelfhout. In the prior year, the company was unable to estimate, within the constraints of timeliness or cost, the amount that the Company would ultimately recover and accordingly, the Company ceased consolidating the operations of Aucxis Corp. NV effective April 11, 2003 and the Company provided for the impairment of this investment by writing it down to $1,000 and carrying it under the equity method as of December 31, 2003. In the current year the Company has written down the investment to nil. The Company will recognize any recovery of the advances in the period in which the proceeds are actually received (See Note 11).

Summarized consolidated financial information of Aucxis Corp. NV as at and for the quarter ended March 31, 2003 immediately prior to filing for bankruptcy and deconsolidation by the Company was as follows:

As at
March 31,
2003
(unaudited)
Current assets	$3,143,712
Noncurrent assets	$527,714
Current liabilities	$3,055,624
Noncurrent liabilities	$36,608
Minority interests	$59,972
Revenue	$1,226,880
Cost of goods sold	$307,800
Net income (loss) for the period	$10,296

4.	PROPERTY AND EQUIPMENT

			2004	2003
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value

Furniture and fixtures	$ –	$ –	$ –	$ 18,900

5.	RELATED PARTY TRANSACTIONS

	a)	Included in accounts payable is $8,675 (2003 - $8,883) due to a director and a firm in which the director is a partner.

	b)	Included in accounts payable is $222,707 (2003 - $113,353) due to a company controlled by the President, CEO and CFO of the Company.

	c)	The Company incurred the following amounts to related parties:

		2004	2003
(i)	Consulting fees to a company controlled by the President, CEO and CFO of the Company	$87,591	$95,033
(ii)	Professional fees paid to a firm in which a director is a partner	$–	$17,467
(iii)	Management fees to directors and former directors	$7,683	$7,337

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

YEAR ENDED DECEMBER 31, 2004 AND 2003

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

7.	CONVERTIBLE DEBT

On April 16, 2002, the Company and three lenders, ABN Capital (Belgium) NV, Bodin Saphir Pension Scheme, and J.J. Mennillo, entered into a Convertible Bridge Loan Agreement for $125,000 each, representing an aggregate loan by the lenders to the Company of $375,000. The loan bears interest at a rate of 12.5% per annum, which accrues until the loan is repaid or converted to shares. Subject to certain terms and conditions of this agreement, each of the lenders is entitled to convert only such amounts as have been drawn down from its respective part of the principal of the loan into shares at $0.01 per share. Interest has been capitalized to the loan balances.

The entire loan had been drawn down and was due to be repaid or converted on December 31, 2002. Since the repayment date has passed, the loan has been classified as a current liability.

Interest has accrued on the loans and effective May 28, 2004, the amount payable including accrued interest was fixed at $471,525 in conjunction with the Schelfhout settlement. This amount was paid subsequent to year end. See Note 12.

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

During the year ended December 31, 2003, the Company finalized the disposition of a 7.5% interest in ATS pursuant to a court order allowing the former owners of ATS to reacquire a 7.5% interest in exchange for the transfer for cancellation of the first tranche of 454,545 shares. Accordingly, the Company reduced the mandatory redeemable shares of common stock by $602,267 (454,545 shares), increased its non-controlling interest by $59,972 representing the carrying amount of the portion of ATS disposed of and recognized a gain on cancellation of mandatory redeemable common shares for the balance of $542,295.

During the year ended December 31, 2004, the Company entered into a full settlement agreement with Schelfhout which included giving up a portion of the proceeds that the Company was to receive from Aucxis Corp. NV after ATS was sold. As part of the settlement the mandatory redeemable shares were relinquished and will be returned to treasury when they are received.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

YEAR ENDED DECEMBER 31, 2004 AND 2003

9.	STOCK OPTIONS

		Weighted
		average
		exercise
	Number	price

Balance, December 31, 2002	3,054,500	$0.34
Cancelled/expired	(2,436,500)	0.34

Balance, December 31, 2003	618,000	0.35
Cancelled/expired	(618,000)	0.35

Balance, December 31, 2004	–	$0.35

10.

INCOME TAXES

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes. Pursuant to SFAS 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential tax benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has U.S. and European tax losses of approximately $17,500,000 to offset future years taxable income.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are outlined below:

	2004	2003

U.S. operating losses	$17,500,000	$17,200,000
Statutory U.S. tax rate	35%	35%
Effective tax rate	–	–
Deferred tax asset	6,125,000	6,020,000
Valuation allowance	(6,125,000)	(6,020,000)

Net deferred tax asset	$–	$–

11.	COMMITMENTS AND CONTINGENCIES

In 2002, the former owners of the Company (Schelfhout) filed a lawsuit against the Company, alleging that the Company deliberately committed a number of misrepresentations both prior to and subsequent to the closing of the ATS share purchase agreement. Schelfhout tried to recover his investment in ATS by having the Company repurchase his shares. However, a dispute over the value of the shares held by Schelfhout resulted in a delay in settling the claim. Also in 2002, Aucxis Corp. NV brought an action against the former owners of ATS relating to certain irregularities in the deletion of a non-compete clause from ATS’ articles of association. The claim was dismissed by the court and an appeal was filed in March 2003. Aucxis Corp. NV declared bankruptcy in April of 2003 and as a result the proceedings were stayed to allow the trustee in bankruptcy to make a decision regarding continuation.

The case was ongoing until May of 2004, when the Company finally reached a settlement with the former owners of ATS. The former owners agreed to withdraw the claims against the Company in exchange for a portion of the proceeds to be received by the Company upon the sale of ATS and a withdrawal of any claims against the former owners.

AUCXIS CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)

YEAR ENDED DECEMBER 31, 2004 AND 2003

11.	COMMITMENTS AND CONTINGENCIES (continued)

In October of 2004, the Company received confirmation from its Belgium counsel that the sale of ATS had been finalized. The trustee was able to sell the assets of ATS for proceeds of just over $2 million. Of the gross proceeds received, the net amount available to the Company to satisfy its claim for the $9,250,000 ($10,000,000 less $750,000 reclaimed by Schelfhout) that it had advanced to Aucxis Corp. NV to purchase ATS after the repayment of bridge loans, the Schelfhout litigation settlement payment, Belgium legal fees and other secured liabilities was $1,881,814. There was also a provision made to be applied toward any final charges from CEPINA, the Belgium arbitration tribunal utilized during the Schelfhout litigation process.

12.	SUBSEQUENT EVENT

Subsequent to December 31, 2004, the Company received the sum of $1,881,814 from Aucxis Corp. NV, this being the balance of funds available after Auxcis Corp. NV discharged all of its payables including settling its accrued payables. From this amount, the Company had to settle with its various secured creditors. These included repayment of the bridge loans with accrued interest, the Schelfhout litigation settlement payment, Belgium legal fees, final charges from CEPINA, as well as outstanding fees due for accounting and legal services performed. After having settled these claims, the Company received approximately $342,000 with which it will endeavour to settle all other unsecured claimants.

13.	RESTATEMENT

The Company has restated its financial statements for the year ended December 31, 2003. The nature of the restatement and the effects are as follows:

	As Reported	Adjustment	As Restated
	$	$	$

Balance Sheet
Convertible debt	533,180	(80,440)	452,740

Accumulated other comprehensive income	505,843	80,440	586,283

Income Statement
Comprehensive loss	(442,460)	80,440	(362,020)

The adjustment was due to the correction to the foreign currency translation adjustment on the convertible debt balance. There was no change to the net loss or basic and diluted loss per share.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8a     Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth the executive officers and directors of the Company, which officers are elected annually by the Board of Directors and hold office at the discretion of the Board.

NAME	AGE	POSITION

Gary Jessop	42	Chairman of the Board, Director
Dennis Petke	41	Chief Financial Officer
Lewis Reinders	67	Director

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

Dennis Petke, Chief Financial Officer and Corporate Secretary.
Dennis Petke has served as Chief Financial Officer of the Company since August 21, 2001. Dennis Petke is currently a director of Crux Industries. Mr. Petke is qualified as a Chartered Accountant in Canada and is a member of the Institute of Chartered Accountants of B.C (1995). Mr. Petke provides contract and consulting services to public and private companies including quarterly reporting and corporate secretary services. His expertise is in the areas of operations analysis, systems design and implementation, corporate finance and corporate administration. Throughout his professional career, Mr. Petke has been involved with various financings including private placements, preferred shares issues and debt financings. Mr. Petke is currently a Director and CFO of a US Public company in the Oil and Gas business.

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

The Company has no other employees. There are no family relationships between the directors and the executive officers of the Company. No director or executive officer of the Company has been involved in any legal proceedings during the past five years. Currently, upon being appointed to the Board of Directors, a director of the Company receives options to purchase up to 50,000 shares of the Company's common stock under the Company's 1999 Stock Option Plan. In addition, the Company compensates each of its directors CAD $5,000 per annum and CAD $500 for each meeting held for which such director attends.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's common stock (“Reporting Person”), to file with the Securities and Exchange Commission, on a timely basis, the initiation of their status as a Reporting Person and any changes with respect to their beneficial ownership of the Company's common stock. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by it, the Company believes all filing requirements applicable to its directors, executive officers and beneficial owners of 10% or more of the common stock were complied with during fiscal 2004.

Item 10.     Executive Compensation.

Summary of Cash and Certain Other Compensation

The following table sets forth certain information for the two (2) years ended December 31, 2004 and December 31, 2003 regarding the compensation of the Company's Named Executive Officer:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Annual compensation			Long-term compensation
		Salary (US$)	Bonus (US$)	Other annual compensation (US$)	Awards		Payouts
					Restricted stock awards (US$)	Securities underlying options/ SARs (#)	LTIP payouts (US$)	All other compensation (US$)
Dennis Petke, Chief Financial Officer	2003			$94,800[1]
	2004			Jan-Sep $76,500[2] Oct-Dec $11,550[2]

Dennis Petke was named Chief Financial Officer and Corporate Secretary on August 21, 2001. Mr. Petke is compensated under contract through Q4 Financial Group Inc., a company controlled by Mr. Petke, at a current rate of approximately USD $3,850* (CAD $5,000) per month – as of October 2004. Prior to that, Mr. Petke was being compensated at a rate of approximately $8500 per month (CAD $11,000).
1Average annual exchange rate for 2003 = 1.40
2 Average annual exchange rate for 2004 = 1.30

STOCK OPTION GRANTS IN LAST FISCAL YEAR

No stock options were granted in the year ended December 31, 2004, although the directors of the Company did receive options to purchase up to 50,000 shares of the Company’s common stock.

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

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the shares of our common stock as of the date of March 11, 2005 by (i) each person who is known by management to own beneficially more than five percent (5%) of our Company's issued and outstanding shares of common stock, (ii) our Chief Operating Officer and each of our Company's other most highly compensated executive officers whose compensation on an annualized basis (salary and bonus) for services rendered in all capacities to the Company during the year ended December 31, 2004 exceeded US $100,000 (collectively, the “Named Executive Officers”), and (iii) each of our Company's directors.

Name and Address of Beneficial Owner	Number of Shares (1)	Percentage of Class

J. Andrews, in Trust for the Shareholders of Sanga International Inc.(2)	16,500,000	24.9%
c/o Pachulski, Stong, Ziehl, Yang & Jones P.C.
10100 Santa Monica Blvd., Suite 1100, Los Angeles, CA 90067

ABN AMRO Capital Investments (Belgie) N.V.	4,072,639	6.1%
Regentlaan 53, 1000 Brussels, Belgium

Gary Jessop, Chairman	150,000(3)	*
C/o Suite 500 – 666 Burrard Street, Vancouver, BC V6C 3P6

Lewis Reinders, Director	150,000(3)	*
C/o Suite 500 – 666 Burrard Street, Vancouver, BC V6C 3P6

Dennis Petke, CFO	112,000(3) (4)	*
C/O Suite 500 – 666 Burrard Street, Vancouver, BC V6C 3P6

All executive officers and directors as a group (3 persons)	412,000(3)(4)	*

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

The sole officer of Sanga is John Andrews and its directors are John Andrews, Mitch Stein and Masood Jabor.
3)	Includes options earned, but not yet granted, enabling the holder to purchase up to 150,000 shares, priced at an exercise price of $0.35 per share.
4)	Includes 12,000 shares held directly.

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

Item 13.     Exhibits and Reports on Form 8-K.

(a)     Exhibits

21.1	List of subsidiaries

31.1	Section 302 Certification of Acting Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Acting Chief Executive Officer and Chief Financial Officer

(b)     Reports on Form 8-K None

Item 14.     Principal accounting fees and services

(1)     Audit fees

The principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

		2004	2003

Audit Fees		$10,000	$20,000
Audit Related Fees	$	Nil	Nil
Tax Fees	$	Nil	Nil
All Other Fees	$	Nil	Nil

		$10,000	$20,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aucxis Corp.

Dated: May 13, 2005
	By:	/s/ Dennis Petke

Dennis Petke, Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis Petke	Chief Financial Officer	May 13, 2005
Dennis Petke

/s/ Gary Jessop	Director	May 13, 2005
Gary Jessop

/s/ Lewis Reinders	Director	May 13, 2005
Lewis Reinders