Form 10QSB
period 2005-03-31
AUCXIS CORP
filed 2005-06-28
CIK 1102233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐ Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-9040

AUCXIS CORP.
(Name of small business issuer in its charter)

Nevada	Pending
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 500-666 Burrard Street
Vancouver, British Columbia CANADA	V6C 3P6
(Address of principal executive offices)	(Zip Code)

N/A
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ☐ No ☒

As of June 27, 2005 there were 62,773,051 shares of the Registrant's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one);

Yes ☐ No ☒

AUCXIS CORP.

FORM 10-QSB

ITEM 1. Financial Statements
Aucxis Corp.
(a Nevada Corporation)

Consolidated Financial Statements
(Unaudited)
March 31, 2005
(expressed in U.S. dollars)

AUCXIS CORP.
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

AUCXIS CORP. CONSOLIDATED BALANCE SHEETS (Expressed in U.S. dollars)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$286,189	$402
Amounts receivable	1,651	1,304

Total Assets	$287,840	$1,706

LIABILITIES
CURRENT LIABILITIES
Accounts payable (Note 3)	$292,005	$780,849
Accrued liabilities	61,726	64,886
Due to unrelated parties	559,248	624,412
Convertible debt (Note 4)	-	471,525
Total Current Liabilities	912,979	1,941,672
Mandatory Redeemable Shares of Common Stock (Note 5)	4,215,914	4,215,914
	5,128,893	6,157,586
Subsequent Events (Note 8)

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; 250,000,000 shares
authorized, 62,773,051 issued and outstanding	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive income	569,910	494,631
Deficit	(24,209,936)	(25,449,484)
Total Stockholders’ Deficit	(4,841,053)	(6,155,880)
Total Liabilities and Stockholders’ Deficit	$287,840	$1,706

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS, DEFICIT AND COMPREHENSIVE LOSS (Expressed in U.S. dollars) (unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

REVENUE	-	-

EXPENSES
Selling, general and administrative	32,125	37,066
Depreciation	-	2,400
Total Operating Expenses	32,125	39,466
Operating loss	(32,125)	(39,466)
Legal settlement (Note 6)	(616,898)	-
Gain on recovery of advances (Note 7)	1,888,571	-
Net income (loss) for the period	$1,239,548	$(39,466)
Basic and diluted income (loss) per share	0.02	(0. 01)

Net Income (loss) for the period	$1,239,548	$(39,466)
Other comprehensive income (loss)	75,279	117,426
Comprehensive income	$1,314,827	$77,960
Weighted average shares outstanding	62,773,051	62,773,051
Shares used in computing fully diluted earnings per share	62,773,051	62,773,051

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in U.S. dollars) (unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

OPERATING ACTIVITIES
Net income (loss) for the period	$1,239,548	$(39,466)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	-	2,400
Change in operating assets and liabilities
Amounts receivable	$(347)	$7,778
Accounts payable and accrued liabilities	(492,004)	(7,550)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	747,197	(36,838)
CASH USED IN INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Repayment of convertible debt	(471,525)	-
CASH USED IN FINANCING ACTIVITIES	(471,525)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	10,115	26,693
CHANGE IN CASH AND CASH EQUIVALENTS	285,787	(10,145)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	402	19,724
CASH AND CASH EQUIVALENTS END OF PERIOD	$286,189	$9,579
Non-cash investing and financing activities	-	-
Supplemental disclosures
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

1.	BASIS OF PRESENTATION

These unaudited interim consolidated financial statements of Aucxis Corp. have been prepared by the Company in accordance with the instructions to Form 10-QSB, and accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The year end balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results experienced by the Company may differ from management’s estimates.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Comprehensive income

SFAS No. 130, “Reporting Comprehensive income,” establishes standards for the reporting and display of comprehensive income and its components on the financial statements.

(b)	Comparative figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

(c)	Recent Accounting Pronouncements

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

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The FASB has also issued SFAS No. 152, but it will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company’s operations and financial position have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

3.	RELATED PARTY TRANSACTIONS

The Company incurred the following amounts to related parties during the three-month period ended March 31, 2005 and 2004, respectively:

	March 31,	March 31,
	2005	2004

Consulting fees to a company controlled by an officer	$12,239	$25,039

Due to directors and officers:

Included in the accounts payable is $571 (2004 - $533) due to a firm in which a director is a partner.
Included in accounts payable is $8,955 (2004 - $140,081) due to a company controlled by an officer.

4.	CONVERTIBLE DEBT

On April 16, 2002, the Company and three lenders, ABN Capital (Belgium) NV, Bodin Saphir Pension Scheme, and J.J. Mennillo, entered into a Convertible Bridge Loan Agreement for $125,000 each, representing an aggregate loan by the lenders to the Company of $375,000. The loan bears interest at a rate of 12.5% per annum, which accrues until the loan is repaid or converted to shares. Subject to certain terms and conditions of this agreement, each of the lenders is entitled to convert only such amounts as have been drawn down from its respective part of the principal of the loan into shares at $.01 per share. Interest has been capitalized to the loan balances. The entire loan was drawn down and was due to be repaid or converted on December 31, 2002. Since the repayment date has passed, the loan been classified as a current liability.

On January 11, 2005 the entire balance was paid to the lenders from the funds received from Aucxis NV (see note 7).

5.	MANDATORY REDEEMABLE SHARES OF COMMON STOCK

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

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars)
THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

5.	MANDATORY REDEEMABLE SHARES OF COMMON STOCK (continued)

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

Subsequent to March 31, 2005, the mandatory redeemable shares have been returned to treasury as part of the settlement with Schelfout.

6.	LEGAL SETTLEMENT

Terms of the settlement with the former owners of ATS (“Schelfhout”) included a one-time cash payment of $538,015 (EUR 409,230) and payment of Schelfhouts’ 50% of the $78,883 (EUR 60,000) CEPINA deposit. CEPINA was the arbitration panel that was engaged in the prior year to assist in settling the legal disputes between Aucxis and the former owners of ATS. In return for the settlement proceeds, Schelfhout agreed to drop all claims against the Company and to return 3,636,364 shares of the Company’s common stock held in certificates in his names of the former owners of ATS. Once the fee dispute is resolved, CEPINA will return to Aucxis any excess funds relating to Aucxis’ 50% of the CEPINA deposit, however since management is unable to determine the amount, if any, that will be returned, the Company has expensed its 50% portion as part of the legal settlement expense amount.

7.	GAIN ON RECOVERY OF ADVANCES

During the quarter ended March 31, 2005, the Company realized a gain on the recovery of the $9,250,000 in net advances that it had made to Aucxis NV to purchase ATS. In the prior years, the Company had written off the entire amount. From the proceeds that Aucxis NV received from the sale of its subsidiary, ATS, Aucxis was able to recover $1,888,571 during the quarter.

8.	SUBSEQUENT EVENTS

Subsequent to the quarter end, Management retuned to its transfer agent the Schelfhout certificates representing 3,636,364 shares of the Company’s common stock. This was part of the legal settlement with Schelfhout as mentioned in Note 6. On April 13, 2005 these shares were cancelled and returned to the Company’s treasury, thus reducing the number of issued and outstanding shares to 62,773,051.

Management has also taken steps toward settling its outstanding creditor claims. In April 2005, correspondence was sent to creditors in an attempt to clear outstanding payables. The Company must settle all existing claims in order for it to move forward and become self sustaining in the future.

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

The Company also owns directly but no longer controls Aucxis Corp. (Belgium) (“Aucxis NV”). On April 11, 2003 Aucxis NV, voluntarily filed for bankruptcy. A trustee in bankruptcy had been entrusted with Aucxis NV’s management and the realization of its assets for the benefit of its creditors. Accordingly, the Company ceased consolidating the operations of Aucxis NV effective April 11, 2003.

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

On October 29, 2004, the Company announced that it had received confirmation from its Belgium counsel that the bankruptcy trustee had finalized the sale of its 92.5% ownership in Aucxis Trading Solutions, N.V. (“ATS”) (formerly Schelfhout Computer Systemen N.V.), a Belgium company. The sale was finalized late in 2004 and the Aucxis proceeds were received in January 2005. It is expected that Aucxis NV will be wound up since it no longer has assets or a business.

Aucxis Corp. currently has no business operations aside from maintaining its listing while actively seeking new business opportunities.

Highlights of the Quarter

Early in the quarter, the bankruptcy trustee received court approval for Aucxis NV to release the proceeds from the sale of its 92.5% interest in ATS. Of the gross proceeds received and after settling the obligations of Aucxis NV, the net amount available to Aucxis Corp. for its $9,250,000 in advances, was $1,888,571. After settling amounts with secured creditors the net amount received was $342,217. The main secured creditor claims included repayment of bridge loans with accrued interest, the Schelfhout litigation settlement payment and Belgium legal fees. There also was a potentially partial refundable payment made to CEPINA to be applied toward any final charges from CEPINA, the Belgium arbitration tribunal utilized during the Schelfhout litigation process.

Revenues
Effective April 11, 2003, the Company had voluntarily relinquished control of Aucxis NV to a bankruptcy trustee and, accordingly, had deconsolidated the subsidiary and ceased consolidating the operations of ATS. As a result, with no other active operation, there has been no revenue to report for the current quarter or the same quarter last year.

Expenses
Selling, general and administrative expenses for the quarter ended March 31, 2005 were $32,125 compared to $37,066 for the quarter ended March 31, 2004. In the current quarter, $12,213 was paid to Ontario Health Tax authorities for Employee Health Taxes, which were due for the December 31, 2001 year that current management believed had been paid by the former management. However after a lengthy process of communication with the Ontario Employee Health Tax authorities and a thorough review of the company’s records, management discovered that these taxes were in fact not paid.

The other $24,853 of selling, general and administrative expenses incurred in the current quarter relate primarily to maintaining the public listing. Selling, general and administrative expenses for the quarter ended March 31, 2004, were higher due to a higher contract fee accrued to Q4 Financial and the accrual of interest expense on the bridge loans. Since October of 2004, Q4 Financial has reduced its consulting fees and no interest expense was incurred as the interest on the bridge loans was frozen on after the quarter ended June 30, 2004. In January 2005 the bridge loans were fully paid from the Aucxis NV proceeds.

Depreciation and amortization expense for the three months ended March 31, 2005 was nil, compared to $2,400 for the same period last year. This was due to the write off property and equipment in the fourth quarter of the prior year.

Net Income (Loss)
Net income for the three months ended March 31, 2005 was $1,239,548 compared to a loss of $39,466 for the three months ended March 31, 2004. The increase in net income in the current quarter was due to the $1,888,571 gain on the recovery of advances to Aucxis NV for the purchase of ATS, which was offset by $616,898 in legal settlement expenditures with regard to the final settlement of claims with Schelfhout.

Liquidity and Capital Resources

The Company has not generated revenues since being inactive and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at March 31, 2005, the Company has a working capital deficiency of $656,202 (December 31, 2004 - $1,939,966) and has accumulated losses of $24,209,936 since inception. The corresponding financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management is considering various revenue and cost management alternatives and is examining a variety of options to re-organize the Company. It is not possible at this time to predict with any assurance the success of these initiatives.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is normally discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of the Companies’ other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements as at December 31, 2004.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Foreign currency translation. The Company’s function currency is the Canadian dollar. SFAS No. 52 “Foreign Currency Translation” requires the use of the current rate method to translate the Company’s financial statements into U.S. dollars. Under the current rate method, all assets and liabilities are translated at the period-end rate, while equity accounts are translated at the historical rate. Revenue and expenses are translated at the weighted average rate for the period. Translation gains/losses is reported as a component of accumulated other comprehensive income. Foreign currency transaction gains/losses are included in the determination of net income.

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

The FASB has also issued SFAS No. 152, but it will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company’s operations and financial position have not been disclosed.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

Item 3. Controls and Procedures

The Company’s principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 4. Legal Proceedings

In 2002, the former owners of ATS (Schelfhout) filed a lawsuit against Aucxis, alleging that the Company deliberately committed a number of misrepresentations both prior to and subsequent to the closing of the ATS share purchase agreement. Based on their interpretations of certain clauses in the agreement, Schelfhout tried to force Aucxis to repurchase the Aucxis shares (received by Schelfhout as part of the ATS sale) for cash or to return up to 40% of the ATS shares to Schelfhout in lieu of cash payments for the Aucxis shares. Aucxis held firm on its position that this was an incorrect interpretation of the agreement. The dispute went to arbitration with CEPINA and continued for about two and a half years. CEPINA was the Belgium arbitration panel that was engaged to assist in settling the legal disputes between Aucxis and the former owners of ATS. Also in 2002, Aucxis NV brought an action against the former owners of ATS relating to certain irregularities in the deletion of a non-compete clause from ATS’ articles of association. This claim was dismissed by the court and an appeal was filed in March 2003. Aucxis NV declared bankruptcy in April of 2003 and as a result the proceedings were stayed to allow the trustee in bankruptcy to make a decision regarding continuation.

The reciprocal claims and disputes were ongoing until May of 2004, when the Company finally reached a settlement with Schelfhout. Schelfhout agreed to withdraw the claims against the Company in exchange for a portion of the proceeds to be received by Aucxis upon the sale of ATS and a withdrawal by Aucxis of any claims against Schelfhout. Terms of the settlement with the former owners of ATS (“Schelfhout”) included a one-time cash payment of $538,015 (EUR 409,230) and payment of Schelfhouts’ 50% of the $78,883 (EUR 60,000) CEPINA deposit. In return for the settlement proceeds, Schelfhout agreed to drop all claims against the Company and to return 3,636,364 shares of the Company’s common stock held in certificates in the names of the Schelfhouts.

In October of 2004, the Company received confirmation from its Belgium counsel that the sale of ATS had been finalized. The trustee realized proceeds of just over $2 million for the ATS shares. Of the gross proceeds received from the sale, $1,888,571 was available to Aucxis NV to satisfy the Aucxis Corp claim of $9,250,000 (representing the net amount that Aucxis had advanced to Aucxis NV to purchase ATS).

Item 5. Subsequent Events

Subsequent to the quarter end, Management retuned to its transfer agent the Schelfhout certificates representing 3,636,364 shares of the Company’s common stock. This was part of the legal settlement with Schelfhout as mentioned above. On April 13, 2005 these shares were cancelled and returned to the Company’s treasury.

Management has also taken steps toward settling with outstanding unsecured creditors. It has been successful to date in settling the claims of many of the creditors. Without favourable settlements with its creditors the Company will be unable to finance the company to move forward and become self-sustaining in the future.

Item 6. Exhibits and Reports On Form 8-K

(a)	Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K - The Company has no reports on Form 8K to file.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 27, 2005	Aucxis Corp.
(Registrant)

By:	/s/ Dennis E. Petke
Dennis E. Petke,
Chief Financial Officer and Acting President and CEO