Form 10QSB
period 2005-06-30
AUCXIS CORP
filed 2005-08-18
CIK 1102233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒ Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

604-639-3109
(Issuer's telephone number)

__________________________________________________________________
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

As of August 17, 2005 there were 62,773,051 shares of the Registrant's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

AUCXIS CORP.

FORM 10-QSB

ITEM 1. Financial Statements

Aucxis Corp.
(a Nevada Corporation)

Consolidated Financial Statements
(Unaudited)
June 30, 2005
(expressed in U.S. dollars)

AUCXIS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

AUCXIS CORP. CONSOLIDATED BALANCE SHEETS (Expressed in U.S. dollars)

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$244,525	$402
Amounts receivable	2,945	1,304
Total Assets	$247,470	$1,706

LIABILITIES

CURRENT LIABILITIES
Accounts payable (Note 3)	$206,374	$780,849
Accrued liabilities	54,245	64,886
Due to unrelated parties	552,339	624,412
Convertible debt (Note 4)	-	471,525
Total Current Liabilities	812,958	1,941,672
Mandatory Redeemable Shares of Common Stock (Note 5)	-	4,215,914
Total Liabilities	812,958	6,157,586

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value; 250,000,000 shares
authorized, 62,773,051 issued and outstanding	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive income	587,771	494,631
Deficit	(19,952,232)	(25,449,484)

Total Stockholders’ Deficit	(565,488)	(6,155,880)

Total Liabilities and Stockholders’ Deficit	$247,470	$1,706

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP. CONSOLIDATED STATEMENTS OF OPERATIONS, DEFICIT AND COMPREHENSIVE INCOME (LOSS) (Expressed in U.S. dollars) (unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative (Note 3)	17,799	44,768	49,925	81,834
Depreciation	-	1,191	-	3,591

Total operating expenses	17,799	45,959	49,925	85,425

Operating loss	(17,799)	(45,959)	(49,925)	(85,425)

Other income (expense)
Legal settlement (Note 6)	-	-	(616,898)	-
Gain on recovery of advances (Note 7)	-	-	1,888,571	-
Gain on debt write-offs	59,590	-	59,588	-
Gain on cancellation of mandatory
redeemable shares (Note 5)	4,215,914	-	4,215,914	-

Net income (loss) for the period	4,257,705	(45,959)	5,497,252	(85,425)
Foreign currency translation adjustments	17,860	22,158	93,140	139,584

Comprehensive income (loss)	$4,275,565	$(23,801)	$5,590,392	$54,159

Basic and diluted income (loss) per share	$0.06	$(0.01)	$0.08	$(0.01)

Weighted average shares outstanding	62,773,051	62,773,051	62,773,051	62,773,051

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Expressed in U.S. dollars) (unaudited)
	Six Months Ended
	June 30, 2005	June 30, 2004

OPERATING ACTIVITIES
Net income (loss) for the period	$5,497,252	$(85,425)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	4,447
Gain on cancellation of mandatory redeemable shares	(4,215,914)	-
Changes in operating assets and liabilities
Amounts receivable	$(1,641)	$9,213
Accounts payable and accrued liabilities	(585,116)	15,110

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	694,581	(56,655)

CASH USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Repayment of convertible debt	(471,525)	-

CASH USED IN FINANCING ACTIVITIES	(471,525)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	21,067	40,426

CHANGE IN CASH AND CASH EQUIVALENTS	244,123	(16,229)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	402	19,724

CASH AND CASH EQUIVALENTS, END OF PERIOD	$244,525	$3,495

Non-cash investing and financing activities	-	-

Supplemental disclosures
Interest paid	96,525	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars) THREE MONTHS ENDED JUNE 30, 2005 (unaudited)

1.	BASIS OF PRESENTATION

These unaudited interim consolidated financial statements of Aucxis Corp. have been prepared by the Company in accordance with the instructions to Form 10-QSB, and accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The year-end balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

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

Certain of the comparative figures have been reclassified to conform to the current period’s presentation.

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

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars) THREE MONTHS ENDED JUNE 30, 2005 (unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(c)	Recent Accounting Pronouncements (continued)

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

3.	RELATED PARTY TRANSACTIONS

	(a)	Included in accounts payable is $1,017 (December 31, 2004 - $577) due to a firm in which a director is a partner.

	(b)	Included in accounts payable is $Nil (December 31, 2004 - $222,707) due to a company controlled by the President, CEO and CFO of the Company.

	(c)	Included in accounts payable is $2,035 (December 31, 2004 - $16,185) due to two directors.

	(d)	Consulting fees of $12,056 (2004 - $25,039) were paid or accrued to a company controlled by the President, CEO and CFO of the Company.

	(e)	Two directors are each paid CAD$1,250 per quarter.

4.	CONVERTIBLE DEBT

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

On January 11, 2005 the entire balance was repaid to the lenders from the funds received from Aucxis NV Corp. (see Note 7).

AUCXIS CORP. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Expressed in U.S. dollars) THREE MONTHS ENDED JUNE 30, 2005 (unaudited)

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

During the year ended December 31, 2003, the Company finalized the disposition of a 7.5% interest in ATS pursuant to a court order allowing the former owners of ATS (“Schelfhout”) to reacquire a 7.5% interest in exchange for the transfer for cancellation of the first tranche of 454,545 shares. Accordingly, the Company reduced the mandatory redeemable shares of common stock by $602,267 (454,545 shares), increased its non- controlling interest by $59,972, representing the carrying amount of the portion of ATS disposed of and recognized a gain on cancellation of mandatory redeemable common shares for the balance of $542,295.

During the three months ended June 30, 2005, the mandatory redeemable shares were returned to treasury as part of the settlement with Schelfout and the Company has recorded a gain on cancellation of mandatory redeemable shares of common stock of $4,215,914.

6.	LEGAL SETTLEMENT

Terms of the settlement with Schelfhout included a one-time cash payment of $538,015 (EUR 409,230) and payment of Schelfhout’s 50% share of the $78,883 (EUR 60,000) CEPINA deposit. CEPINA was the arbitration panel that was engaged in the prior year to assist in settling the legal disputes between the Company and the former owners of ATS. In return for the settlement proceeds, Schelfhout agreed to drop all claims against the Company and to return 3,636,364 shares of the Company’s common stock held in certificates in the names of the former owners of ATS. Once the fee dispute is resolved, CEPINA will return any excess funds to the Company being the Company’s 50% share of the CEPINA deposit. However, since management is unable to determine the amount, if any, that will be returned, the Company has expensed its 50% portion of the deposit as part of the legal settlement expense amount.

7.	GAIN ON RECOVERY OF ADVANCES

In January 2005, the Company recovered a portion of the $9,250,000 in advances that it had made to its former subsidiary, Aucxis Corp. NV, to purchase ATS. The Company had written off the entire amount in previous years. From the proceeds that Aucxis Corp. NV received from the sale of its subsidiary, ATS, the Company was able to recover $1,888,571.

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

On October 29, 2004, the Company announced that it had received confirmation from its Belgium counsel that the bankruptcy trustee had finalized the sale of its 92.5% ownership in Aucxis Trading Solutions, N.V. (“ATS”) (formerly Schelfhout Computer Systemen N.V.), a Belgium company. The sale was finalized late in 2004 and the Aucxis proceeds were received in January 2005. The closing of the Bankruptcy proceedings, scheduled for August 11, 2005, include the winding up of Aucxis NV.

During the quarter ended June 30, 2005, Management took steps toward settling with outstanding unsecured creditors. It has been successful to date in settling claims with many of the creditors. Without favourable settlements with its creditors, the Company will be unable to solicit financing and move forward to becoming self-sustaining.

Aucxis Corp. currently has no business operations aside from maintaining its listing while actively seeking new business opportunities.

Highlights of the Quarter

Revenues

Effective April 11, 2003, the Company had voluntarily relinquished control of Aucxis NV to a bankruptcy trustee and, accordingly, had deconsolidated the subsidiary and ceased consolidating the operations of ATS. As a result, with no other active operation, there has been no revenue to report for the current quarter or for the same quarter last year.

Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2005 were $17,799 compared to $44,768 for the same quarter in 2004. Lower expenses were largely a result of reduced consulting fees (2005: $12,056 vs. 2004: $24,280) payable to Q4 Financial Group, a company controlled by an officer. Also, interest expense was significantly lower this quarter over 2004 (nil vs. $7,026) as the loans were fully repaid in January 2005 and no interest has been accrued since the quarter ended June 30, 2004 when the settlement was reached with Schelfout.

Other expenses incurred this quarter were rent ($2,085) and director fees ($2,009). Accounting and audit fees of $4,340 were offset by a reversal of accrued legal lees in the amount of $4,411.

Depreciation and amortization expense for the three months ended June 30, 2005 was nil, compared to $1,191 for the same period last year. This was due to the write off of property and equipment in the fourth quarter of the prior year.

Net Income (Loss)

Net income for the three months ended June 30, 2005 was $4,257,705 compared to a loss of ($45,959) for the three months ended June 30, 2004. The significant increase in net income in the most recent quarter was due to the gain on cancellation of mandatory redeemable shares. As part of the Company’s settlement with Schelfhout, 3,636,364 of the Company’s shares were retuned to treasury, resulting in a gain of $4,215,914. This transaction also affected the income per share figure, resulting in an income per share of $0.06 compared to a loss per share of ($0.01) for the same period last year.

Liquidity and Capital Resources

The Company has not generated revenues since being inactive and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at June 30, 2005, the Company had a working capital deficiency of $565,488 (December 31, 2004 - $1,939,966) and has accumulated losses of $19,952,232 since inception. The corresponding financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management is considering various revenue and cost management alternatives and is examining a variety of options to re-organize the Company. It is not possible at this time to predict with any assurance the success of these initiatives.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is normally discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of the Company’s other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements as at December 31, 2004.

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

Item 3.      Controls and Procedures

The Company’s principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 4.      Legal Proceedings

There were no new legal proceedings during the quarter ended June 30, 2005.

Item 5.      Subsequent Events

There were no subsequent events to report.

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

Date: August 17, 2005	Aucxis Corp.
(Registrant)

	By:	/s/ Dennis E. Petke
Dennis E. Petke,
Chief Financial Officer and Acting President and CEO