Form 10QSB
period 2005-09-30
AUCXIS CORP
filed 2006-02-14
CIK 1102233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-QSB

[ x ] Quarterly Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[   ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

0-9040
Commission file number

AUXCIS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction)

Pending
(IRS Employer of incorporation or organization Identification No.)

Suite 500 - 666 Burrard Street, Vancouver, BC V6C 3P6 Canada.
(Address of principal executive offices)

604-639-3109
(Issuer's telephone number)

_____________________________________________________
(Former Name, Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [   ] No [ x ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act) Yes [ x ] No [   ]

As of January 27, 2006 there were 62,773,051 shares of the Registrant's common stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (check one);

Yes [   ] No [ x ]

AUCXIS CORP.

FORM 10-QSB

ITEM 1. Financial Statements
Aucxis Corp.
(a Nevada Corporation)

Consolidated Financial Statements
(Unaudited)
September 30, 2005
(expressed in U.S. dollars)

AUCXIS CORP.
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)

AUCXIS CORP.

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. dollars)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and equivalents	$58,761	$402
Amounts receivable	3,090	1,304
Investment (Note 3)	170,750	-
Total Assets	$232,601	$1,706

LIABILITIES

CURRENT LIABILITIES
Accounts payable (Note 4)	$114,023	$780,849
Accrued liabilities	56,903	64,886
Due to unrelated parties (Note 7)	551,540	624,412
Convertible debt (Note 5)	-	471,525
Total Current Liabilities	722,466	1,941,672
Mandatory Redeemable Shares of Common Stock (Note 6)	-	4,215,914
Total Liabilities	722,466	6,157,586

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value; 250,000,000 shares
authorized, 62,773,051 issued and outstanding	62,773	62,773
Additional paid-in capital	18,736,200	18,736,200
Accumulated other comprehensive income	580,933	494,631
Deficit	(19,869,771)	(25,449,484)
Total Stockholders’ Deficit	(489,865)	(6,155,880)
Total Liabilities and Stockholders’ Deficit	$232,601	$1,706

(The accompanying notes are an integral part of these interim consolidated financial statements)

AUCXIS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. dollars)

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Revenue	$-	$-	$-	$-

Selling, general and administrative expense	29,616	36,931	79,541	118,765
Depreciation and amortization expense	-	1,401	-	4,992

Total operating expenses	29,616	38,332	79,541	123,757

Operating income (loss)	(29,616)	(38,332)	(79,541)	(123,757)

Legal settlement (Note 8)	-	-	(616,898)	-
Investment income	8,307	-	8,307	-
Recovery of advances (Note 9)	-	-	1,888,571	-
Gain on debt settlements	103,772	-	163,360	-
Gain on cancellation of mandatory
redeemable shares (Note 6)	-	-	4,215,914	-

Net income (loss) for the period (Note 10)	$82,463	$(38,332)	$5,579,713	$(123,757)

Basis and diluted income (loss) per share	$0.00	$(0.00)	$0.09	$(0.00)

Net income (loss) for the period	$82,463	$(38,332)	$5,579,713	$(123,757)
Foreign currency translation adjustments	(6,838)	(78,590)	86,302	60,994

Comprehensive income (loss)	$75,625	$(116,992)	$5,666,015	$(62,763)

Common shares used in computing
basic earnings per share	62,773,051	62,773,051	62,773,051	62,773,051

Common shares used in computing
diluted earnings per share	62,773,051	62,773,051	62,773,051	62,773,051

(The accompanying notes are an integral part of these interim consolidated financial statements)

AUCXIS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. dollars)

(Unaudited)

NINE MONTHS ENDED SEPTEMBER 30	2005	2004

OPERATING ACTIVITIES
Net income (loss) for the period	$5,579,713	$(85,425)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	-	4,447
Gain on cancellation of mandatory redeemable shares	(4,215,914)	-
Gain on debt settlement	163,360	-
Change in operating assets and liabilities
Amounts receivable	(1,785)	9,213
Accounts payable and accrued liabilities	(838,169)	15,110

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	687,205	(56,655)

CASH USED IN INVESTING ACTIVITIES
Subscription for marketable securities	(170,750)	-

CASH USED IN INVESTING ACTIVITIES	(170,750)	-

FINANCING ACTIVITIES
Repayment of convertible debt	(471,525)	-

CASH USED IN FINANCING ACTIVITIES	(471,525)	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	13,429	40,426

CHANGE IN CASH AND CASH EQUIVALENTS	58,359	(16,229)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	402	19,724

CASH AND CASH EQUIVALENTS END OF PERIOD	$58,761	$3,495

Non-cash investing and financing activities	$-	$-

Supplemental disclosures
Interest paid	$96,525	$18,274
Income taxes paid	$-	$-

(The accompanying notes are an integral part of these interim consolidated financial statements)

AUCXIS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2005 (Unaudited)

1.	BASIS OF PRESENTATION

These unaudited interim consolidated financial statements of Aucxis Corp. have been prepared by the Company in accordance with the instructions to Form 10-QSB, and accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The year-end balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

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

NINE MONTHS ENDED SEPTEMBER 30, 2005 (Unaudited)

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

3.	INVESTMENT

	September 30	December 31
	2005	2004

Subscription in common shares of TransAmerican Energy Corp.	170,750	$-

During the three months ended September 30, 2005, the Company’s board approved the participation in a private placement of TransAmerican Energy Corp., a company listed on the TSX-V Exchange in Canada of which the Chief Financial Officer (“CFO”) is an officer. The Company purchased 800,000 units at CAD$0.25 per unit for a total subscription of $170,750 (CAD$200,000). On October 12, 2005 the private placement was closed and the Company was issued 800,000 common shares and 800,000 share purchase warrants, where each warrant allows the Company to purchase one common share for CAD$0.35 for one year. The shares are restricted from trading for four months from the date of their issuance.

4.	RELATED PARTY TRANSACTIONS

	a)	Included in accounts payable is $593 (December 31, 2004 - $577) due to a firm in which a director is a partner.

	b)	Included in accounts payable is $4,269 (December 31, 2004 - $16,185) due to two directors.

	c)	Included in accounts payable is $Nil (December 31, 2004 - $222,707) due to a company controlled by the CFO of the Company.

	d)	During the three-month period ended September 30, 2005 consulting fees of $12,460 (September 30, 2004 - $25,039) were paid to a company controlled by the CFO of the Company.

AUCXIS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2005 (Unaudited)

5.	CONVERTIBLE DEBT

On April 16, 2002, the Company and three lenders, ABN Capital (Belgium) NV, Bodin Saphir Pension Scheme, and J.J. Mennillo, entered into a Convertible Bridge Loan Agreement for $125,000 each, representing an aggregate loan by the lenders to the Company of $375,000. The loan bore interest at a rate of 12.5% per annum, which accrued until the loan was repaid or converted to shares. Subject to certain terms and conditions of this agreement, which were never met, each of the lenders were entitled to convert only such amounts as have been drawn down from its respective part of the principal of the loan into shares at $.01 per share. At December 31, 2004 $96,525 of interest had been accrued and was included in the loan balance. The entire loan was drawn down and was due to be repaid or converted on December 31, 2002. Since the repayment date has passed, the loan has been classified as a current liability.

On January 11, 2005 the entire balance was repaid to the lenders from the funds received from Aucxis Corp (Belgium) NV (“Aucxis NV”). (See note 8).

6.	MANDATORY REDEEMABLE SHARES OF COMMON STOCK

On January 10, 2000, the Company completed and closed the purchase of 100% of the issued and outstanding shares of Aucxis Trading Solutions NV (“ATS”). The Company, through its subsidiary Aucxis NV, acquired the shares of ATS in exchange for 3,636,364 shares of common stock and cash of $4,000,000. The shares of common stock were valued at $3,636,364, based on their estimated fair value at January 10, 2000. Fair value was determined based on the cash price paid for stock in a contemporaneous private placement, the put feature related to the shares issued to acquire ATS and the market price of the Company’s stock around the acquisition date. The Company accreted $938,000 and $243,817 to the mandatory redeemable shares of common stock during the years ended December 31, 2000 and 2001, respectively. The accretions were recorded under a straight-line assumption based on a two-year amortization.

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

During the three months ended June 30, 2005, the mandatory redeemable shares were returned to treasury as part of the settlement with the vendors of ATS and the Company has recorded a gain on cancellation of mandatory redeemable shares of common stock of $4,215,914. Since the Company has substantial tax loss carry forwards there is no income tax effect for this transaction.

AUCXIS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. dollars)

NINE MONTHS ENDED SEPTEMBER 30, 2005 (Unaudited)

7.	DUE TO UNRELATED PARTIES

The amount due is denominated in Euros (Euro 457,780), interest free and are due to the former share holders of Kwatrobox BV, a former subsidiary of the Company.

8.	LEGAL SETTLEMENT

The terms of the settlement with the former owners of ATS included a one-time cash payment of $538,015 (EUR 409,230) and payment to the former owners 50% of the $78,883 (EUR 60,000) CEPINA deposit. CEPINA was the arbitration panel that was engaged in the prior year to assist in settling the legal disputes between the Company and the former owners. In return for the settlement proceeds, the former owners agreed to drop all claims against the Company and to return 3,636,364 shares of the Company’s common stock held in certificates in the names of the former owners of ATS. Once the CEPINA fee dispute is resolved, CEPINA will return to the Company any excess funds relating to the Company’s 50% of the CEPINA deposit. However since management is unable to determine the likelihood or the amount of the settlement that will be returned, the Company expensed its 50% portion as part of the legal settlement expense.

9.	RECOVERY OF ADVANCES

In January 2005, the Company recovered $1,888,571 in advances that it had made to Aucxis NV to purchase ATS and to finance ATS’s operations. The advances amounted to $9,250,000 and were written off in full during prior years. Aucxis NV repaid the advances from proceeds from the sale of its subsidiary ATS. Since the Company has substantial tax loss carry forwards there is no income tax effect for this transaction.

10.	TAXATION

The Company has incurred operating losses of approximately $12 million which, if unutilized, will expire through 2025. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited profitable operating history. Accordingly a full, deferred tax asset valuation allowance has been applied and no deferred tax asset benefit has been recorded. The Company has not recorded a tax provision for the current period as sufficient tax loss carry forwards are available to offset any income which may be subject to income taxes.

11.	SUBSEQUENT EVENT

On October 12, 2005 the private placement in TransAmerican Energy Corp. closed and Aucxis was issued 800,000 common shares and 800,000 share purchase warrants, which enable Aucxis to purchase one common share for CAD$0.35 for one year. The shares are restricted from trading for four months from the date of issuance.

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

Overview

Aucxis Corp. (“Aucxis” or the “Company”) was originally incorporated in Nevada, USA on January 8, 1998 under the name Kazari International, Inc. (Kazari). On February 26, 1999, Kazari and e-Auction Global Trading Inc. (Barbados) entered into a share exchange agreement pursuant to which Kazari purchased e-Auction (Barbados) shares on a one for one basis. Kazari had no viable business activities at the time of the share exchange agreement. On June 10, 1999, Kazari amended its name to e-Auction Global Trading Inc. During fiscal year 2000, Aucxis acquired Schelfhout Computer Systemen N.V., Kwatrobox B.V., and I-Three, Inc. On June 12, 2001 the Company amended its charter to change its name to Aucxis Corp. Aucxis had a wholly owned subsidiary, e-Auction (Barbados), which in turn had one wholly owned subsidiary, Aucxis Corp. (Canada). Both of these companies are inactive and have not conducted any active business from inception to date that the current management is aware of.

The Company also owns directly but no longer controls Aucxis Corp. (Belgium) (“Aucxis NV”). On April 11, 2003 Aucxis NV, voluntarily filed for bankruptcy. A trustee in bankruptcy had been entrusted with Aucxis NV’s management and the realization of its assets for the benefit of its creditors. Accordingly, the Company ceased consolidating the operations of Aucxis NV effective April 11, 2003.

On May 28, 2004, the Company reached a settlement with the former owners of the Company’s subsidiary, ATS, with regard to all disputes and claims alleged against the company by the former owners of ATS. The former owners of ATS agreed to withdraw all claims against the Company in exchange for a portion of the proceeds received by Aucxis upon the eventual sale of ATS and a withdrawal by Aucxis of any claims against the former owners. The Commercial Court of Dendermonde of Belgium granted its approval of the settlement on June 23, 2004.

On October 29, 2004, the Company announced that it had received confirmation from its Belgium counsel that the bankruptcy trustee had finalized the sale of its 92.5% ownership in Aucxis Trading Solutions, N.V. (“ATS”) (formerly Schelfhout Computer Systemen N.V.), a Belgium company. The sale was finalized in late 2004 and the Aucxis proceeds were received in January 2005.

During the quarter ended September 30, 2005, Management continued to negotiate settlements with outstanding unsecured creditors. It has been successful to date in settling claims with many of the creditors. Without favourable settlements with its creditors, the Company will be unable to solicit financing or become self-sustaining.

Aucxis Corp. currently has no business operations aside from maintaining its listing on the exchange. However, the management is actively seeking new business opportunities.

Highlights of the Quarter

Revenues
Effective April 11, 2003, the Company had voluntarily relinquished control of Aucxis NV to a bankruptcy trustee and, accordingly, had deconsolidated the subsidiary and ceased consolidating the operations of ATS. As a result, with no other active operation, there has been no revenue to report for the current quarter or for the same quarter last year.

Expenses
Selling, general and administrative expenses for the quarter ended September 30, 2005 were $29,616 compared to $36,931 for the same quarter in 2004. Lower expenses were largely a result of reduced consulting fees (2005: $12,460 vs. 2004: $25,039) payable to Q4 Financial Group Inc., a company controlled by an officer.

Other expenses incurred this quarter were rent ($2,156), director fees ($2,077), accounting and audit fees ($2,326). These expenses are consistent with prior quarters.

Depreciation and amortization expense for the three months ended September 30, 2005 was nil, compared to $1,401 for the same period last year. This was due to the write off of property and equipment in the fourth quarter of the prior year.

Interest expense was nil this quarter compared to the same quarter last year as the loans were fully repaid in January 2005 and no interest has been accrued since the quarter ended June 30, 2004 when the settlement was reached with Schelfout.

Net Income (Loss)
Net income for the three months ended September 30, 2005 was $82,463 compared to a loss of $38,332 for the three months ended September 30, 2004 mainly due to $103,772 in debt write-offs and debt settlements. During the quarter the Company earned $8,307 in fees and interest related to a short-term loan of to a private company operating in British Columbia, Canada.

During the quarter management discussed a change in the Company’s business plan of direct involvement in the resources industry. A full change in business plan will require shareholder approval and is expected to be obtained at the next Annual General Meeting. During the three months ended September 30, 2005, the Company participated in a private placement of TransAmerican Energy Corp., a junior oil and gas company listed on the TSX Venture Exchange in Canada for a total investment of $170,750 (CAD$200,000). On October 12, 2005 TransAmerican Energy Corp. (TSXV:TAE) completed its private placement and Aucxis was issued 800,000 common shares and 800,000 share purchase warrants, which enable Aucxis to purchase one common share for CAD$0.35 for one year. The shares are restricted from trading for four months from the date of issuance.

Liquidity and Capital Resources

The Company has not generated revenues since becoming inactive and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at September 30, 2005, the Company had a working capital deficiency of $489,865 (December 30, 2004 - $1,939,966) and has accumulated losses of $19,869,771 since inception. The corresponding financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management is considering various revenue and cost management alternatives and is examining a variety of options to re-organize the Company. It is not possible at this time to predict with any assurance the success of these initiatives.

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

The Company’s principal executive and financial officers have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. They have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 with respect to the Company is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

The Company has made no significant changes in its internal controls over financial reporting during the most recent fiscal quarter covered by this Report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 4.	Legal Proceedings

There were no new legal proceedings during the quarter ended September 30, 2005.

Item 5.	Subsequent Events

On October 12, 2005 the private placement in TransAmerican Energy Corp. was closed and Aucxis was issued 800,000 common shares and 800,000 share purchase warrants, where each warrant allows Aucxis to purchase one common share for CAD$0.35 for one year. The shares are restricted from trading for four months from the date of issuance.

Item 6.	Exhibits and Reports On Form 8-K

(a)	Exhibits.

31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
The Company has filed a Form 8K with respect to change of auditors on January 17, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUCXIS CORP.

Date: January 27, 2006	By:	/s/ Dennis E. Petke

Dennis E. Petke,
Chief Financial Officer and Acting President and CEO